Form 10-Q
period 2025-09-30
VenHub Global, Inc.
filed 2025-11-18
CIK 1972234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-290703

VenHub Global, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-2083580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

518 S. Fair Oaks Ave, Pasadena, CA	91105
(Address of principal executive offices)	(Zip Code)

(212)-616-4291
(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
n/a	n/a	n/a

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): WILLIAM?

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,885,456 shares of common stock as of November 17, 2025.

VENHUB GLOBAL, INC

i

ITEM 1. FINANCIAL STATEMENTS

VENHUB GLOBAL INC.

INDEX

Report of Independent Registered Public Accounting Firm PCAOB ID: 6797	F-1

Condensed consolidated balance sheets as of September 30, 2025 (unaudited), and December 31, 2024 (audited)	F-2

Condensed consolidated statements of operations for the three and nine months ended September 30, 2025 (unaudited), and September 30, 2024 (unaudited)	F-3

Condensed consolidated statements of stockholders’ deficit for three and nine months ended September 30, 2025 (unaudited), and September 30, 2024 (unaudited)	F-4 - F-5

Condensed consolidated statements of cash flows for the nine months ended September 30, 2025 (unaudited), and September 30, 2024 (unaudited)	F-6

Notes to condensed consolidated financial statements (unaudited)	F-7 - F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of VenHub Global, Inc.

Results of Review of Interim Financial Information

We have reviewed the balance sheet of VenHub Global, Inc. (the Company) as of September 30, 2025, and the related statements of operations, stockholder’s deficit, and cash flows for the periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses, working capital deficit and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We have served as the Company’s auditor since 2025.

/s/ Bush & Associates CPA, LLC

Bush & Associates CPA, LLC (PCAOB 6797)

Henderson, Nevada

November 18, 2025

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,340,186	$1,352,892
Inventory	1,442,605	900,543
Deferred offering cost	-	88,704
Prepaid expenses	175,330	33,707
Total current assets:	2,958,121	2,375,846

Non-current assets:
Security deposit	73,074	16,074
Property and equipment, net	701,633	109,664
Right of use asset	879,541	188,918
Total non-current assets:	1,654,248	314,656

Total assets:	$4,612,369	$2,690,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$739,742	491,868
Interest payable - current	66,708	-
Sales tax payable	26,165	-
Customer deposits	164,145	-
Current operating lease liability	174,254	174,254
Deferrred revenue	1,500,000	137,895
Accrued payroll and compensation	1,695,966	1,678,466
Total current labilities:	4,366,980	2,482,483

Noncurrent liabilities:

Interest payable	37,778	65,889
Right of use liability	877,821	269,761
Promissory note	2,500,000	-
Convertible debt at fair value	4,537,552	3,542,797
Total noncurrent liabilities:	7,953,151	3,878,447

Total liabilities:	12,320,131	6,360,930

Commitments and contingencies: (note 3 and 7)

Stockholders’ deficit:
Preferred Stock A - $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	100	100
Preferred Stock B- $0.001 par value; 20,000,000 shares authorized; 675,015 shares issued and outstanding as of September 30, 2025 and 593,742 as of December 31, 2024	675	594
Common stock - $0.001 par value; 100,000,000 shares authorized; 36,279,355 shares issued and outstanding as of September 30, 2025 and 26,500,959 as of December 31, 2024	36,279	26,501
Additional paid-in capital	61,252,165	16,071,724
Accumulated deficit	(68,996,981)	(19,769,347)
Total stockholders’ deficit:	(7,707,762)	(3,670,428)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT:	$4,612,369	$2,690,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Store sales	$250,000	$-	$750,000	$-
Product sales	45,357	-	58,972	-
Total revenue	295,357	-	808,972	-

Cost of goods sold
Store costs	190,390	-	513,778
Product costs	29,549	-	36,378	-
Total cost of goods sold	219,939	-	550,156	-

Gross profit	75,418	-	258,816	-

Operating expenses
General and administrative expenses	18,832,805	1,466,728	29,245,469	6,036,913
Payroll and compensation	317,500	317,500	952,500	952,500
Research and development	93,438	286,121	525,809	615,894
Total operating expenses	19,243,743	2,070,349	30,723,778	7,605,307

(Loss) income from operations	(19,168,325)	(2,070,349)	(30,464,962)	(7,605,307)

Other expenses
Settlement expense	-	-	18,288,430	-
Interest expense	167,896	60,000	395,929	60,000
Change in fair value of convertible debt	12,899	38,336	78,313	38,336
Total other expenses	180,795	98,336	18,762,672	98,336

Income tax provision	-	-	-	-

Net loss	(19,349,120)	(2,168,685)	(49,227,634)	(7,703,643)

Loss per share
Basic and diluted	$(0.54)	$(0.08)	$(1.58)	$(0.30)

Weighted average common shares outstanding
Basic and diluted	35,625,650	26,232,597	31,058,747	25,858,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total
	Number of Shares	Amount	Number of shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Beginning, January 31, 2024	24,454,000	$24,454	100,000	$100	317,677	$318	$9,492,015	$(10,376,645)	$(859,758)
Issuance of preferred stock A	-	-	-	-	-	-	-	-	-
Issuance of common stock	1,317,999	1,317	-	-	-	-	2,899,598	-	2,900,915
Issuance of preferred stock B, crowdfunding	-	-	-	-	95,322	95	566,339	-	566,434
Stock purchase agreement	-	-	-	-	-	-	35,000		35,000
Net loss	-	-	-	-	-	-	-	(3,804,013)	(3,804,013)
Ending March 31, 2024	25,771,999	$25,771	100,000	$100	412,999	$413	$12,992,952	$(14,180,658)	$(1,161,422)

Issuance of common stock	223,261	223	-	-	-	-	491,174	-	491,397
Stock purchase agreement	35,524	36	-	-	-	-	200,000	-	200,036
Issuance of preferred stock B, crowdfunding	-	-	-	-	98,472	98	568,265	-	568,363
Net loss	-	-	-	-	-	-	-	(1,730,945)	(1,730,945)
Ending June 30, 2024	26,030,784	$26,030	100,000	$100	511,471	$511	$14,252,391	$(15,911,603)	$(1,632,571)

Issuance of common stock	373,654	374	-	-	-	-	822,037	-	822,411
Stock purchase agreement	30,211	30	-	-	-	-	300,000	-	300,030
Issuance of preferred stock B, crowdfunding	-	-	-	-	75,653	76	347,638	-	347,714
Net loss	-	-	-	-	-	-	-	(2,168,685)	(2,168,685)
Ending September 30, 2024	26,434,649	26,434	100,000	100	587,124	587	15,722,066	(18,080,288)	(2,331,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total
	Number of Shares	Amount	Number of shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Beginning, January 1, 2025	26,500,959	$26,501	100,000	$100	593,742	$594	$16,071,724	$(19,769,347)	$(3,670,428)
Issuance of common stock	1,668,662	1,668	-	-	-	-	7,607,431	-	7,609,099
Issuance of preferred stock B, crowdfunding	-	-	-	-	10,974	11	102,690	-	102,701
Net loss	-	-	-	-	-	-	-	(9,348,875)	(9,348,875)
Ending March 31, 2025	28,169,621	$28,169	100,000	$100	604,716	$605	$23,781,845	$(29,118,222)	$(5,307,503)

Issuance of common stock	66,785	67	-	-	-	-	304,473	-	304,540
Settlement shares	3,462,375	3,462	-	-	-	-	15,784,968	-	15,788,430
Issuance of common stock - warrants	810,324	811	-	-	-	-	3,499,189		3,500,000
Issuance of preferred stock B, crowdfunding	-	-	-	-	11,555	11	118,338	-	118,349
Net loss	-	-	-	-	-	-	-	(20,529,639)	(20,529,639)
Ending June 30, 2025	32,509,105	$32,509	100,000	$100	616,271	$616	$43,488,813	$(49,647,861)	$(6,125,823)

Issuance of common stock	3,770,250	3,770	-	-	-	-	17,188,570	-	17,192,340
Issuance of preferred stock B, crowdfunding	-	-	-	-	58,744	59	574,782	-	574,841
Net loss	-	-	-	-	-	-	-	(19,349,120)	(19,349,120)
Ending September 30, 2025	36,279,355	$36,279	100,000	$100	675,015	$675	$61,252,165	$(68,996,981)	$(7,707,762)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(49,227,634)	$(7,703,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement expense	18,288,430	-
Share based compensation	25,105,979	4,212,809
Depreciation expense	64,612	34,725
Amortization of debt issuance costs	-	50,000
Unrealized loss on convertible debt	78,313	38,336
Change in operating assets and liabilities:
Inventory	(542,062)	-
Paid in kind interest expense	266,442	-
Interest payable	38,597	10,000
Prepaid expenses	(141,623)	(36,717)
Deferred revenue	1,362,105	81,000
Customer deposits	164,145	-
Security deposit	(57,000)	-
Change in operating right of use asset	(690,623)	54,291
Change in operating right of use liability	608,060	(125,258)
Accounts payable and accrued expenses	247,874	111,717
Sales tax payable	26,165	-
Accrued payroll and compensation	17,500	881,800

Net cash (used) in operating activities	(4,390,720)	(2,390,940)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment, net	(656,581)	-

Property and equipment, net	-	-

Net cash (used) in investing activities	(656,581)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred offering cost	88,704	-
Proceeds from crowdfunding	795,891	1,482,242
Proceeds from convertible debt, net	650,000	950,000
Proceeds from common stock issuance	-	535,000
Proceeds from warrant issuance	3,500,000	-
Proceeds from related party notes	-	(26,844)

Net cash provided by financing activities	5,034,595	2,940,398

Net (decrease) increase in cash and cash equivalents	(12,706)	549,458

Cash and cash equivalents, beginning of period	1,352,892	46,760

Cash and cash equivalents, end of period	$1,340,186	$596,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

1.	ORGANIZATION AND LINE OF BUSINESS

VenHub, Global Inc. (which may be referred to as the “Company”, “we,” “us,” or “our” doing business as Venhub) was registered in Wyoming on January 31, 2023, as Autonomous Solutions Inc. On August 15, 2024, the Company redomiciled from Wyoming to Delaware and also renamed the Company to VenHub Global, Inc. (“VenHub”).

The Company is a business-to-business operation that provides an innovative approach to the retail industry, specifically in the convenance store sector.

VenHub is a fully autonomous and robotic-operated store that utilizes advanced technologies such as artificial intelligence (AI) and smart inventory management systems to offer a seamless shopping experience for customers.

On September 16, 2024, the Company created three wholly owned subsidiary limited liability companies:

VenHub, LLC to manage manufacturing, assembly and installation of units.

VenHub, Services LLC to provide software-as-a-service (SaaS) and ongoing maintenance services.

VenHub IP, LLC to hold and manage the Company’s intellectual property.

VenHub Stores, LLC was incorporated in Nevada on June 4, 2025, as the fourth subsidiary and is designed to focus on ownership of Company-owned stores.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the period ended December 31, 2024, included in the Company’s 2024 Annual Report filed within the Form C.

Going Concern

As of September 30, 2025, the Company has sold three stores and assembled one Company owned store which was operational on June 6, 2025 Since its inception, the Company has experienced recurring losses and, as of September 30, 2025, reported a working capital deficit of $1,408,859 and negative cash flows from operating activities for the nine-month period then ended. These matters raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations with funds from revenue producing activities by fulfilling the pre order list along with exploring both additional equity and debt financing. If the Company cannot secure additional short-term capital, it may cease operations. These financial statements and related notes thereto do not include any adjustments that might result from these uncertainties.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s product based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The following table illustrates inventory as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Raw material	1,442,605	751,574
Work in progress	-	148,969
Inventory	$1,442,605	$900,543

Inventory consists primarily of raw materials, purchased components, subassemblies, and robotic units. Work in process includes partially assembled robotic systems and artificial intelligence hardware integrated with proprietary software that are in various stages of completion.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

Significant estimates used in the preparation of the accompanying financial statements include recording of convertible notes, depreciation and amortization based on estimated useful lives of property and equipment and the fair value of shares issued for compensation.

Risks and Uncertainties

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management’s estimates and assumptions include, but are not limited to, estimating the fair value of consideration of acquisitions, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, valuation of goodwill, estimates used for forecast in business combinations, allowance for credit losses, financial instruments recorded at a fair value on a recurring basis, revenue recognition from store and product sales, collectability of accounts receivable and loans receivable, valuation of convertible note payable, fair value of consideration transferred for equity method investments and joint ventures, fair value of assets and liabilities assumed in acquisitions, valuation of stock-based awards, salvage values and estimated useful lives of property and equipment, valuation of deferred taxes and uncertain tax positions, valuation of common stock and warrant liabilities, and other assumptions used to measure stock-based compensation, calculation of incremental borrowing rate, and estimates for transfers of investments and valuation of assets. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment, and experience.

Cost of Goods Sold

Cost of Goods Sold (COGS) includes the purchase price of inventory, inbound freight, packaging materials, and costs associated with product assembly or customization. COGS is recorded at the time revenue is recognized, which typically coincides with the transfer of control of goods to the customer.

For service-based revenue streams, Cost of Goods Sold includes contractor and related expenses for customer support and implementation teams, third-party hosting and infrastructure costs, software license fees, and depreciation of systems used to deliver services.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America, which it believes to be credit worthy. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. As of September 30, 2025, the Company has one bank account with $1,090,186 more than the federally insured limit. At December 31, 2024 the Company had $1,102,892 more than the federally insured limit.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2025, the Company had $1,340,186 cash on hand and no cash equivalents. At December 31, 2024, the Company had $1,352,892 of cash on hand and no cash equivalents.

Intercompany Transactions

The Company engages in transactions with its subsidiaries and other related entities as part of its normal business operations. These transactions are conducted on terms and conditions that are similar to those with third parties and are eliminated in preparing the consolidated financial statements.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income. As of September 30, 2025, the Company had $701,633 of property and equipment, net. The Company had $109,664 of property and equipment, net at December 31, 2024.

Depreciation is provided using the straight-line method, based on useful lives of the assets, which the Company estimates is 5 years. The Company’s property and equipment is comprised of machinery and equipment and leasehold improvements whose useful life is the lesser of the remaining lease term or estimated useful life.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. The Company had no impairment as of September 30, 2025.

The Company capitalizes the costs of constructing and preparing company-owned retail stores and display centers for their intended use. Capitalized costs include expenditures directly attributable to the acquisition, construction, and development of store locations, such as leasehold improvements, construction costs, architectural and design fees, furniture, fixtures, and equipment. Internal payroll and related costs that are directly associated with store development activities are also capitalized.

Once a store or display is placed into service, the assets are depreciated on a straight-line basis over their estimated useful lives, which generally range from five to seven years for furniture, fixtures, and equipment, and over the shorter of the useful life or lease term for leasehold improvements. Routine maintenance and repair costs are expensed as incurred.

If indicators of impairment are present, the Company evaluates company-owned stores or display centers for recoverability by comparing the carrying amount of the store assets to the estimated future undiscounted cash flows expected to be generated. If the carrying value exceeds expected cash flows, an impairment charge is recognized equal to the amount by which the carrying value exceeds fair value.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

As of September 30, 2025, the net book value of capitalized company-owned store and display assets was $362,082, which is included in “Property and Equipment, net” on the consolidated balance sheets. There was $18,104 depreciation expense related to company-owned store assets/display centers for the three and nine months ended September 30, 2025 and no depreciation expense for the three and nine months ended September 30, 2024.

Depreciation expense for the three and nine months ended September 30, 2025, were $40,314 and $64,612 respectively. For the three and nine months ended September 30, 2024, depreciation expense was $11,575 and $34,725 respectively.

Deferred Revenue

Deferred revenue is a liability on the Company’s balance sheet that represents payment for preorders of the Company’s stores and for store sale not yet in production. Deferred revenue is recognized as earned revenue on the income statement as the good or service is delivered to the customer.

Customer Deposits

Customer deposits are recorded as a liability on the condensed consolidated balance sheets, as the Company has not yet transferred control of the promised goods or services to the customer in accordance with ASC 606, Revenue from Contracts with Customers. Upon satisfaction of the related performance obligations, these amounts will be recognized as revenue. Customer deposits are refundable until the underlying order is fulfilled.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Fair value should be based on assumptions market participants would use when pricing an asset. U.S. GAAP provides a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Assets and liabilities that are required to be recorded at fair value on the balance sheet are categorized based on the inputs to valuation techniques as follows:

Level 1 –	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 –	Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3 –	Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Refer to Note 11 for liabilities measured at fair value at September 30, 2025, and December 31, 2024.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts (“ASC 606”) using the 5 step process:

1)	Identify the contract with a customer.

2)	Identify the performance obligations in the contract.

3)	Determine the transaction price.

4)	Allocate the transaction price.

5)	Recognize revenue when the entity satisfies a performance obligation.

The Company’s primary sources of revenue are from the sale of Smart Stores and, once fully commercialized, recurring subscription fees for its SaaS platform and related maintenance and support services.

Smart Stores

Revenue from the sale of Smart Stores is recognized at a point in time, generally upon delivery when control of the Smart Store transfers to the customer. Smart Store arrangements typically require that the customer also enter into a SaaS subscription agreement, as the SaaS platform is essential to the full operation of the Smart Store.

SaaS Services

The Company’s SaaS platform provides customers with cloud-based inventory management, artificial intelligence–driven personalization, and autonomous operating functionality. The Company has concluded that SaaS services are a distinct performance obligation within the context of the contract. Revenue from SaaS arrangements will be recognized ratably over the term of the subscription agreement, which is generally one year, as the services are provided. To date, however, the Company has not charged customers for SaaS services in connection with its initial Smart Store deployments. These services have been provided at no cost as part of the Company’s early-stage commercialization strategy, and accordingly, no revenue related to SaaS services has been recognized for the periods presented.

Maintenance and Support Services

Customers may elect to enter into maintenance and support agreements or alternatively request services from the Company on an ad hoc, pay-as-needed basis. Maintenance and support services, when provided under a contractual arrangement, are accounted for as a separate performance obligation and recognized ratably over the term of the contract. Similar to SaaS, the Company has not charged its initial store customers for maintenance services to date, and no revenue has been recognized for these services for the periods presented.

Licensing of Intellectual Property

At present, the Company does not license its intellectual property separately from Smart Store sales. Should the Company enter into licensing arrangements in the future, such arrangements will be evaluated to determine whether they provide a right to use or a right to access the Company’s intellectual property and revenue will be recognized accordingly.

The Company’s evaluation under ASC 606-10-25-19 through 25-22 determined that while the Smart Store and SaaS are each capable of being distinct, the SaaS platform is essential to the full operation of the Smart Store, as disclosed in the Smart Store revenue recognition policy. As noted above, the Company has not recognized revenue for SaaS or maintenance services for the periods presented because such services were provided free of charge. Revenue is recognized at a point in time or over time, depending on the nature of the performance obligation.

To date, the Company has not charged customers for SaaS or maintenance services in connection with its initial Smart Store deployments; accordingly, no revenue related to SaaS or maintenance services has been recognized. The Company expects to begin charging for such services in the future and will recognize revenue over the service period in accordance with ASC 606.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

For the three and nine months ended September 30, 2025, the Company entered into SaaS subscription agreements in connection with the opening of its North Hollywood, Glendale and Hollywood Smart Stores. Although SaaS is a distinct performance obligation under ASC 606, the Company elected to provide such services free of charge as part of its early commercialization strategy. Accordingly, while the contracts were identified and performance obligations allocated, the transaction price attributable to SaaS was zero, and no SaaS revenue was recognized for the three and nine months ended September 30, 2025. Management expects that, in future periods, SaaS services will be billed and revenue recognized ratably over the contract term as the services are provided.

Consistent with ASC 606-10-25-19 through 22, we considered whether the customer can benefit from the good or service either on its own or together with other readily available resources; and the good or service is separately identifiable from other promises in the contract.

As each contract is distinct from each other and stand alone, the Company has determined that each is a separate performance obligation and not bundled together.

For product sales, revenue is typically recognized at the point in time when control is transferred, which generally occurs upon shipment or delivery, depending on the terms of the contract. For services or subscription-based contracts, revenue is recognized over time as the services are rendered.

The Company disaggregates revenue based on the nature of the goods or services, geographical region, and timing of revenue recognition, as presented below:

Three Months Ended September 30, 2025

Revenue Category	Timing of Recognition	Revenue
Store Sales	Point in Time	$250,000
Product Sales	Point in Time	$45,357
SaaS Revenue	Over Time	$-
Maintenance Revenue	Over Time	$-
Total		$295,357

Nine Months Ended September 30, 2025

Revenue Category	Timing of Recognition	Revenue
Store Sales	Point in Time	$750,000
Product Sales	Point in Time	$58,972
SaaS Revenue	Over Time	$-
Maintenance Revenue	Over Time	$-
Total		$808,972

There was no revenue for the three and nine months ended September 30, 2024.

Organizational Costs

In accordance with FASB ASC 720, organizational costs, including accounting fees, legal fee, and costs of incorporation, are expensed as incurred.

Advertising

The Company expenses advertising costs as they are incurred. All advertising expenses are in relation to the Company’s crowdfunding efforts (see Note 6). The Company incurred $237,531 and $248,626 in advertising expense for the three months ended September 30, 2025, and 2024, respectively. The Company incurred $641,894 and $730,226 advertising expense for the nine months ended September 30, 2025 and 2024, respectively

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. All research and development costs relate to developing our smart store technology. Costs incurred for the three months ended September 30, 2025, and 2024, were $93,438 and $286,121 respectively. For the nine months ended September 30, 2025, and 2024 costs incurred were $525,809 and $615,894 respectively.

The Company met the criteria for capitalization of costs related to products to be sold at the beginning of the fourth quarter of 2024. The smart store is ready for commercial production which is supported by conclusive design approvals, market testing, and validated production processes. Subsequent costs incurred to set up production and the transition to a commercial production phase began resulting in capitalization of product costs, rather than expensing them as research and development. See our inventory accounting policy for further information.

Share-Based Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards at the time they are granted. For the purposes of estimating share-based compensation expense for these awards, the Company estimates the fair value of common stock issued at or near the date of grant using a combination of an income approach and a market approach under Section 409A of the United States Internal Revenue Code. Share-based compensation is included in general and administrative expenses. Refer to Note 8 for more information.

Convertible Notes

The Company has elected to account for all of its convertible notes using the fair value option in accordance with ASC 825.  Management has made this election in order to combine the accounting for the embedded derivative features created by the contingent call and put options within the Notes.  The aggregate unpaid principal balance of the 2024 and 2025 Notes is $4,000,000. The Company has recognized $12,899 and $78,313 in change in fair value of convertible debt associated with instrument-specific credit risk for the three and nine months ended September 30, 2025. There was $38,336 of change in fair value of convertible debt associated with instrument-specific credit risk for the three and nine months ended September 30, 2024. The fair value of the notes is determined based a combination of changes in the federal funds rate, as well as a Black Scholes model for the embedded derivative and is classified as level 3 within the fair value hierarchy. The fair value of the Convertible Notes may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of these liabilities. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

On August 15, 2025, per the terms of the convertible notes the Company has capitalized previously expensed interest to the carrying value of the convertible notes on the balance sheet in the amount of $266,442.

Based on the Company’s election of the fair value option, debt issuance costs of $100,000 were expensed immediately as part of interest expense. For more information, refer to Note 10 and Note 11.

Software Development Costs

The Company accounts for costs of computer software to be sold, leased, or otherwise marketed in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Once technological feasibility is established, costs incurred in the development of the product are capitalized until the product is available for general release to customers.

Capitalized software costs are amortized over the estimated economic life of the related product, which generally ranges from five to seven years, using the greater of (i) the ratio of current period revenues to the total of current and anticipated future revenues for the product or (ii) the straight-line method. The Company evaluates capitalized software costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

As of September 30, 2025, capitalized software development costs totaled $229,691, which is incorporated in Property Plant and Equipment, net. There was $9,695 of amortization for the three or nine months ended September 30, 2025 and no amortization for the three and nine months ended September 30, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the disclosure and description of other segment items, the inclusion of all current annual disclosures about a reportable segment in interim periods, allows for disclosure of multiple measures of a reportable segment’s profit or loss, requires disclosure of the CODM’s title and position, and requires a description of how the CODM uses reported measures in assessing the performance of reportable segments and in making decisions pertaining to allocation of resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard. See Note 13 for further information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires the annual disclosure of specific categories in the rate reconciliation and additional information for the reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has assessed the implications of this ASU and determined that it does not materially affect the financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions. This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. In January 2025 the FASB issued ASU 2025-01, which revised the effective date to December 15, 2027. We are currently evaluating the impact of adopting this standard on our disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarify the requirements related to accounting for the settlement of a debt as an induced conversion. ASU 2024-04 is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

3.	SETTLEMENT AGREEMENT

On May 16, 2025, the Company entered into a settlement agreement with Target Global Acquisition I Corp. Pursuant to the Settlement and Release Agreement, the Parties mutually agreed to terminate the Agreement and Plan of Merger, by and among Venhub and TGAA Parties, dated as of December 2, 2024. On May 21, 2025, the full Settlement Consideration was delivered, and the Business Combination Agreement, terminated in accordance with their terms (subject to the survival of certain confidentiality provisions).

As consideration for the termination, the Parties agreed to the following consideration to be provided to TGAA:

●	$225,000 in cash;

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

●	A secured promissory note in an amount equal to $2,500,000 with a 4% annual interest rate compounding semi-annually with a maturity date of May 16, 2030

●	3,462,375 shares of Venhub common stock.

The Company recognized the loss under ASC 450-20-25-2 as an estimated loss from a loss contingency shall be accrued by a charge to income if both of the following conditions are met: Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Events of default: if there shall be any Event of Default (as defined below) hereunder, at the option and upon the declaration of the Holder and upon written notice to the Company (which election and notice shall not be required in the case of an Event of Default under subsection (i) or (ii) below), this Note shall accelerate and all principal and unpaid accrued interest shall become due and payable. The occurrence of any one or more of the following shall constitute an “Event of Default”:

(i)	any Borrower files any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or makes any assignment for the benefit of creditors or takes any corporate action in furtherance of any of the foregoing;

(ii)	an involuntary petition is filed against any Borrower (unless such petition is dismissed or discharged within 45 days under any bankruptcy statute now or hereafter in effect, or a custodian, receiver, trustee or assignee for the benefit of creditors (or other similar official) is appointed to take possession, custody or control of any property of such Borrower);

(iii)	(a) the security interest created by this Note shall at any time fail to constitute a valid security interest on all of the Collateral (as defined below) purported to be encumbered hereby or (b) any Borrower challenges the validity of the security interest created by this Note;

(iv)	the Borrowers fail to make any payments when due and payable under this Note that continues for more than 5 business days; (v) the Borrowers fail to satisfy any covenant, obligation or other requirement (A) under Sections 3(d), (f), (g) and (h) of this Note or (B) otherwise under this Note or any agreements related thereto that, with respect to this clause (B), is not cured within 30 days of notice or the Borrowers’ knowledge;

(vi)	any representation or warranty made by the Borrowers pursuant to this Note shall prove to be incorrect, false or misleading; or

(vii)	the occurrence of an “event of default” or similar event with respect to any other debt of the Borrowers in excess of $750,000 that permits the lenders or holders of such debt to accelerate the amounts due and payable thereunder; provided that if such “event of default” or similar event is cured or waived within 30 days after the occurrence thereof, and the lenders or holders thereof have not accelerated the amounts due and payable thereunder, the corresponding Event of Default pursuant to this clause shall be automatically deemed cured.

Upon any declaration of acceleration, the Maturity Date shall be deemed to be the date of such acceleration and the principal and interest under this Note shall become immediately due and payable and the Holder shall be entitled to exercise all of its rights and remedies hereunder, under applicable law, and as provided for under this Note, whether at law or in equity. The failure of the Holder to declare this Note due and payable upon the occurrence and during the continuation of an Event of Default shall not be a waiver of its right to do so, and the Holder shall retain the right to declare this Note due and payable.

See Note 7 for lease commitments.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

4.	SHARE CAPITAL

On November 26, 2024, the Company amended its certificate of incorporation such that Class A Preferred conversion ratio was changed from 1000/1 to 379.35029/1 per share.

5.	RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer and the Company’s President, are married. The marital relationship between these two executive officers represents a related-party relationship under ASC 850-10-50-1.

While both individuals serve in executive leadership positions, all compensation with each officer has been approved by the Company’s Board of Directors, excluding the related parties, to ensure such arrangements are on terms deemed reasonable and consistent with arms-length practices.

No additional related-party transactions between the Chief Executive Officer, the President, and the Company were identified beyond their normal compensation arrangements disclosed elsewhere in these consolidated financial statements.

On July 10, 2025 the Chief Executive Officer loaned the Company $200,000. On July 21, 2025 the loan was repaid.

As of September 30, 2025, the Chief Executive Officer had $703,333, the President $897,633 and the Chief Financial Officer $95,000, respectively, in accrued compensation that they have voluntarily deferred until future periods. Payments of $200,000 $60,000 and $44,000 were made to the Chief Executive Officer, President and Chief Financial Officer respectively for the three months ended September 30, 2025. For the nine months ended September 30, 2025 payments of $200,000, $255,000 and $80,000 were made to the Chief Executive Officer, President and Chief Financial Officer respectively.

At December 31, 2024, the Chief Executive Officer had $872,083, the President $721,383 and the Chief Financial Officer $85,000, respectively, in accrued compensation that they have voluntarily deferred until future periods. For the three and nine months ended September 30. 2024 payments of $15,700 and $10,000 were made to the Chief Executive Officer and President.

6.	CROWDFUNDING OFFERING

The Company concluded its offering (the “Crowdfunded Offering”) for up to $5,000,000 of Preferred Stock B class shares on September 3, 2025. The Company achieved the minimum raise as of September 30, 2025. There were 58,744 and 81,273 shares issued at $9.94 a share for the three and nine months ended September 30, 2025, totaling net proceeds of $574,841 and $795,891. The Company issued a total of 75,653 and 269,447 shares for the three and nine months ended September 30, 2024, at $9.94 and $5.93 a share for net proceeds of $347,638 and $1,482,242 respectively related to the crowdfunding.

At conclusion of the crowdfunding there was a total of 675,015 shares issued for total net proceeds of $2,735,671.

7.	LEASES

Operating Leases

For leases with a term of 12 months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and we recognize lease expense for such leases on a straight-line basis over the lease term.

On August 7, 2023, the Company signed a lease for new office space in Pasadena, which has a fixed 3% increase annually expiring in April 2027.

On April 10, 2025, the Company signed a lease for new office space in Las Vegas, which is a triple net lease expiring in April 2027 with two option renewal periods totaling up to four additional years that the Company is likely subsequently to exercise.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

The Company analyzed these leases and determined that these agreement meet the definition of a lease under ASU 842, Leases, as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space and showroom. Management also analyzed the terms of these arrangements and concluded they should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. Per review of the lease agreements, there was no variable terms identified and there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on the incremental borrowing rate of the Company. The incremental borrowing rate was determined to be 8.5%, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

On February 11, 2025, the Company signed a lease for a new warehouse in Bell Gardens, CA The purpose of the space is to store materials for future store orders and is month to month.

On May 29, 2025, the Company signed a right of entry with Los Angeles County Metro Transportation Authority for its flagship Company owned store. The right of entry is month to month with a $1,500 monthly fee.

The future minimum payments on operating leases for each of the next five years and in the aggregate amount to the following:

2025	$87,263
2026	360,557
2027	220,774
2028	148,450
2029	148,450
Thereafter	197,933

Total lease payments	1,163,427
Less: present value discount	(111,352)
Total operating lease liabilities	1,052,075
Less current portion	174,254
Long term portion	877,821

The weighted-average remaining term of the Company’s operating leases was 4.5 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 8.5% as of September 30, 2025.

Right of use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right of use asset also includes lease incentives. The Company’s lease terms include an option to extend or terminate the lease and it is reasonably certain that the Company will exercise that option to extend. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In determining the discount rate to use in calculating the present value of lease payments, the Company estimates the rate of interest it would pay on a collateralized loan with the same payment terms as the lease by utilizing bond yields traded in the secondary market to determine the estimated cost of funds for the particular tenor.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

8.	SHARE BASED COMPENSATION

The Company has issued stock to certain third-party contractors and directors of the Company in exchange for services provided. All stock issued to third parties vested immediately upon issuance. The Company issued a total of 3,770,250 and 5,505,697 shares of common stock, recognizing share-based compensation expense for these awards totaling $17,188,570 and $25,105,979 for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company issued 373,654 and 1,914,914 shares of common stock recognizing share-based compensation expense for these awards totaling $822,037 and $4,212,809 for the three and nine months ended September 30, 2024.

9.	STOCK PURCHASE AGREEMNTS

On January 21, 2024, the Company signed a stock purchase agreement, for 14,000 shares for gross proceeds of $35,000 with a third-party investor.

10.	CONVERTIBLE NOTE

On August 16, 2024, December 2, 2024 and February 14, 2025, the Company executed convertible promissory note purchase agreements (the “Purchase Agreements”) with a third-party investor under which VenHub would issue a series of notes (individually the “Note” and collectively, the “Notes”) as part of a private, unregistered offering.  The Purchase Agreements provided for the following terms for Notes to be issued:

●·	Maturity date ending five years from execution of each Note (the “Maturity Date”)

●	Interest is payable semiannually on February 15 and August 15, beginning February 15, 2025 (the “Interest Payment Date”)

●	Interest accrues based on a 360-day year

●	Interest is payable (i) in kind (“PIK Interest”) which is added to the principal amount of each Note and (ii) in cash (“Cash Interest”) on each Interest Payment Date

●	Interest rates for the first year ending August 15, 2025, are 9% for PIK interest and 3% for Cash Interest

●	Interest rates increase each of the following two years beginning August 16 to a maximum of 12% PIK Interest and 6% Cash Interest

●	Unpaid interest and principal are due in cash at the Maturity Date

On August 19, 2024, the Company executed two Notes with one investor each for a combined $1,000,000 in note principal. On December 3, 2024, the Company executed one Note with one investor for $200,000 in note principal. On December 4, 2024, the Company executed three Notes with three investors for a combined $1,483,000 in note principal. On December 6, 2024, the Company executed two Notes with two investors for a combined $667,000 in note principal. On February 14, 2025 the Company executed five notes with five investors for a combined $650,000. All amounts in principal total $4,000,000 and $100,000 of debt issuance costs were expensed ton interest expense due to the election of the fair value option.

The Notes have repayment and conversion features, as described in the following:

1.	Upon execution of a financing or series of financings for gross cash proceeds of at least $25 million, including issuance of Notes (a “Qualified Financing”) prior to a business combination, as defined in the Notes (a “Business Combination”):

Note shall be, at the election of the Holder, (i) converted into a number of shares of Common Stock equal to the quotient obtained by dividing (A) the Outstanding Principal Balance on this Note as of the Conversion

Date by (B) six dollars ($6.00) and rounding down to the nearest whole number of shares, (ii) redeemed for cash by the Company at a value equal to 1.2 multiplied by the MOIC (as defined below), or (iii) both converted into shares of Common Stock and redeemed for cash at an aggregate value equal to 1.2 multiplied by the MOIC in such proportion as determined by the Holder.

2.	Upon execution of a Qualified Financing after a Business Combination, but prior to August 19, 2025:

Note shall be, at the election of the Holder, (i) converted into shares of Common Stock at the then applicable Note Conversion Price (defined below), (ii) redeemed for cash by the Company at a value equal to 1.2 multiplied by the MOIC, or (iii) both converted into shares of Common Stock and redeemed for cash at an aggregate value equal to 1.2 multiplied by the MOIC in such proportion as determined by the Holder.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

3.	At any time following the consummation of a Business Combination and prior to the Maturity Date:

The Holder of the Note may elect to convert the Note at the then-applicable Note Conversion Price (defined below), subject to the Optional Redemption by the Company (defined below).

Note Conversion Price

(i)	Following the consummation of a Business Combination by the Company and for sixty (60) days thereafter, the quotient obtained by dividing (A) the Outstanding Principal Balance on this Note as of the Conversion Date by (B) $7.50 and rounding down to the nearest whole number of shares.

(ii)	From the date that is sixty (60) days following the consummation of a Business Combination until the first anniversary of the consummation of the Business Combination, the quotient obtained by dividing (A) the Outstanding Principal Balance on this Note as of the Conversion Date by (B) the product obtained by multiplying (y) the trailing 20-day volume weighted average price (“VWAP”) per share of the Common Stock on Nasdaq as of the Conversion Date and (z) 0.8, and rounding down to the nearest whole number of shares.

(iii)	From the first anniversary of the consummation of the Business Combination until the second anniversary of the consummation of the Business Combination, the quotient obtained by dividing (A) the Outstanding Principal Balance on this Note as of the Conversion Date by (B) the product obtained by multiplying (y) the 20-day VWAP per share of Common Stock on Nasdaq measured as of the Conversion Date and (z) 0.85 and rounding down to the nearest whole number of shares.

(iv)	From the second anniversary of the consummation of the Business Combination until the Maturity Date, the quotient obtained by dividing (A) the Outstanding Principal Balance on this Note as of the Conversion Date by (B) the product obtained by multiplying (y) the 20-day VWAP per share of Common Stock on Nasdaq measured as of the Conversion Date and (z) 0.9, and rounding down to the nearest whole number of shares.

4.	Optional Redemption by the Company:

At any time after August 19, 2026, and prior to the Maturity Date, at the Company’s option upon at least one (1) Business Day’s prior written notice, the Company may redeem for cash all (but not less than all) of the Outstanding Principal Balance on this Note at a price equal to 1.25 multiplied by the MOIC:

MOIC

A multiple of invested capital, to be calculated as follows: (i) the sum of all amounts received in cash by the Holder (including, without limitation, interest paid in cash and PIK Interest) in respect of the Outstanding Principal Balance evidenced by this Note divided by (ii) the Initial Outstanding Principal Balance; for the avoidance of doubt the Outstanding Principal Balance shall be reduced by the amount of any portion of the Note that has been converted.

5.	In the event that the Company does not consummate a Business Combination or Qualified Financing on or before February 19, 2026:

The Company shall redeem all (but not less than all) of the Outstanding Principal Balance on this Note including any accrued and unpaid interest (including PIK Interest), by no later than April 30, 2026.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

11.	FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three or nine months ended September 30, 2025, or 2024.

The Company’s financial assets and liabilities measured at fair value at September 30, 2025, and December 31, 2024 are as follows:

	Fair Value Measurements as of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible debt at fair value	$-	$-	$4,537,552	$4,537,552

	Fair Value Measurements as of December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible debt at fair value	$-	$-	$3,542,797	$3,542,797

The derivative portion of the convertible note was valued using a Black-Scholes simulation model. As a result of the election to apply the fair value option, the value of the conversion feature is not separately presented on the balance sheet.

The following assumptions were used in determining the fair value of the convertible notes as of September 30, 2025, and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Risk free right	4.33%	4.83%
Stock price	$4.56	$4.56
Dividend yield	0%	0%
Volatility	67%	67%

12.	SEGMENT REPORTING

The Company is managed at the consolidated level and therefore operates and reports as a single segment. The Company’s Chief Executive Officer is its Chief Operating Decision Maker (“CODM”). The Company’s CODM assesses significant segment expenses in comparison to forecasts and historical results to make decisions on capital allocation strategies. The measure of segment assets is reported on the balance sheets as total assets. All material long-lived assets are located in the United States.

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

The following table illustrates significant segment expenses that are regularly provided to the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	18,832,805	1,466,728	29,245,469	6,036,913
Payroll and compensation	317,500	317,500	952,500	952,500
Research and development	93,438	286,121	525,809	615,894
Total operating expenses	19,243,743	2,070,349	30,723,778	7,605,307

13.	WARRANTS

On June 30, 2025, the Company entered into subscription agreement with certain investors, providing for the issuance and sale of 405,162 Units, consisting of 810,324 shares of the Company’s Common Stock and 405,162 warrants to purchase up to 405,162 shares of Common Stock (the “Subscriber Warrants”) for a total subscription amount of $3,500,000 (the “Offering”).

The Subscriber Warrants have an exercise price of $4.32 per share and expire five years from the date of issuance (June 30, 2030). The Subscriber Warrants exercise price and number of underlying shares may be adjusted for customary antidilution events. The Company analyzed the Subscriber Warrants and determined that they met the requirements under ASC 815-40 to be classified in stockholders’ equity.

The Company allocated proceeds from the Offering to the shares of Common Stock sold and the Warrants issued on a relative fair value basis. The measurement of fair value of the Subscriber Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $4.56, exercise price of $4.32, term of five years, volatility of 46.0%, risk-free rate of 3.8%, and expected dividend rate of 0.0%). The grant date fair value of the Subscriber Warrants was estimated to be $862,000 and is reflected within additional paid-in capital (based on a relative fair value allocation along with the proceeds allocated to the shares of common stock issued) in the Company’s balance sheet as of September 30, 2025.

14.	LOSS PER SHARE

The Company computes earnings loss per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For all periods presented, the Company reported a net loss, and therefore the effect of all potential common stock equivalents was anti-dilutive. As such, basic and diluted net loss per share are the same.

Net loss	(19,349,120)	(2,168,685)	(49,227,634)	(7,703,643)
Weighted average common shares outstanding – basic and diluted	35,625,650	26,232,597	31,058,747	25,858,767
Net loss per share – basic and diluted	$(0.54)	$(0.08)	$(1.58)	$(0.30)

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

The following table presents the number of potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants to purchase common stock	405,162	-	405,162	-
Convertible preferred stock	37,935,029	37,935,029	100,000,000	100,000,000
Convertible notes payable	756,259	756,259	173,056	173,056
Total anitdilutive securities	39,096,450	38,691,288	100,578,218	100,173,056

15.	SUBSEQUENT EVENTS

On October 3, 2025, the Company redomiciled from Delaware to Nevada.

On October 13, 2025, the Company signed a lease agreement with Los Angeles County Metro Transportation Authority for a new Company owned store at Union Station. The Company is currently evaluating this lease under ASC 842.

On October 17, 2025 the Company engaged an Employment of Record “EOR”. The EOR will be engaged in the business of providing employer of record services, including but not limited to human resources administration, payroll processing, tax withholding and remittance, employee benefits administration, and workers’ compensation coverage.

On November 14, 2025, the Company converted all 100,000 outstanding Class A Preferred Stock at a rate of 379.35029 to 37,935,029 common shares issued to an entity controlled by our Chief Executive Officer. On the same date the Company also converted 671,072 Class B Preferred shares to common stock on a one to one basis issued to our crowdfunding investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VENHUB GLOBAL, INC.’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” “VenHub,” refers to VenHub Global, Inc., and its consolidated subsidiaries. You should read the following discussion and analysis in conjunction with VenHub’s consolidated financial statements, which VenHub has prepared in accordance with GAAP, included elsewhere in this proxy statement. This discussion contains forward-looking statements that involve risks and uncertainties. VenHub’s actual results and timing of events could differ materially from those anticipated in these forward-looking statements due to various factors, including those set forth under “Risk Factors” and elsewhere in this proxy statement/prospectus.

Overview

Business Model

VenHub Global, Inc. is a fully autonomous and robotic-operated store that utilizes advanced technologies such as artificial intelligence (AI) and smart inventory management systems to offer a seamless shopping experience for customers. The Company intends VenHub technology to combine the convenience of a store with the efficiency of robotics. This will be achieved by providing customers with a unique shopping experience that will be fully autonomous and that operates 24/7. The Company believes that with its use of advanced sensors, artificial intelligence, and robotics, VenHub is designed to ensure that customers will always have access to products with a few taps on their smartphones. From scanning and purchasing products to bagging and delivering them, VenHub’s robots will be able to take care of everything in a seamless and efficient manner. The store’s artificial intelligence algorithm will be able to keep track of customer preferences, allowing it to tailor its offering to meet individual customer’s tastes and preferences.

The Company has four subsidiaries:

VenHub, LLC to manage manufacturing, assembly and installation of units.

VenHub, Services LLC to provide software-as-a-service (SaaS) and ongoing maintenance services.

VenHub IP, LLC to hold and manage the Company’s intellectual property.

VenHub Stores LLC, to manage all Company owned stores.

By eliminating the need for employees, VenHub offers store owners labor cost savings, paving the way for potential increased profits. Leveraging sensors, artificial intelligence, and robotics, VenHub promises a shopping adventure that is not only seamless but also deeply personal. With a tap of a smartphone, and let VenHub’s robots whisk you through a journey, from scanning and purchasing products to bagging and delivering them with planned precision.

The VenHub was first displayed publicly on October 25, 2023, in Pasadena at the unveiling of its Alpha Smart Store with approximately 150 attendees.

The Company has since launched a full assembly production facility in Las Vegas, Nevada to meet the market demand.

At the core of VenHub will be an intelligent algorithm that understands your unique preferences, by tracking customer tastes and curating a selection that caters specifically to the customer.

VenHub aims to revolutionize the way people shop for their daily necessities, its vision is to create a world where shopping is effortless, convenient and accessible.

As of September 30, 2025, the Company has over 1,400 preorders from potential customers. The Company started fulfilling its orders in the first quarter of 2025, selling its first three stores in North Hollywood, Glendale and Hollywood California respectively.

On June 6, 2025 the Company launched its flagship company owned store at the LAX/Metro Transit Station at Los Angels International Airport.

Key Factors Affecting Our Performance

Our Company is brand new and has limited operating history. The Company was formed as a corporation in 2023. We have limited established business operations, and it is unclear at this point which, if any, of our current and intended plans may come into fruition and, if they do, which ones will be a success. The Company has incurred a net loss and has generated minimal revenue since its inception. There is no assurance that the Company will ever be able to establish successful business operations, become profitable or generate sufficient revenues to operate our business or pay dividends.

Defects, failures or security breaches in and inadequate upgrades of, or changes to, our vending machines and its accompanying software could harm our business. The operation of our business depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations. Further, certain aspects of the operating systems relating to our business are provided by third parties, including telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third parties over whom we may have limited control.

The Company depends on key personnel and faces challenges recruiting needed personnel. The Company’s future success depends on the efforts of a small number of key personnel. In addition, due to its limited financial resources and the specialized expertise required, it may not be able to recruit the individuals needed for its business needs. There can be no assurance that the Company will be successful in attracting and retaining the personnel the Company requires to operate and be innovative.

We are dependent on the timely review and processing of regulatory filings and approvals by various U.S. federal agencies, including the Securities and Exchange Commission (“SEC”), in connection with our capital-raising activities and ongoing reporting obligations. Periods of federal government shutdown or reduced agency operations could delay the SEC’s review of our registration statement or other required filings, which may postpone our ability to raise capital when needed or complete future offerings. Such delays could impact our liquidity position and the timing of our growth and expansion plans.

Additionally, a prolonged or recurring shutdown could indirectly affect our operations by slowing macroeconomic activity, constraining consumer confidence, and disrupting supply chains or technology certifications critical to the continued development of our smart store platform. Management continues to monitor these risks and the potential timing and liquidity impacts associated with future government shutdowns as part of its ongoing evaluation of known trends and uncertainties that may affect our financial condition and results of operations.

For the three months ended September 30, 2025, and 2024

Revenues and cost of goods sold

There was $295,357 and $219,939 of revenue and cost of goods sold for the three months ended September 30, 2025. $250,000 of revenue and $190,390 was related to store sales and cost of goods sold respectively. $45,357 and $29,549 related to product sales and costs of goods sold from our Company owned flagship store at LAX/Metro. For the three months ended September 30, 2024, we had no revenue or cost of goods sold.

General and administrative expenses

For the three months ended September 30, 2025

Our total operating expenses were $19,243,743. This was comprised of $17,192,340 in share based compensation, $565,166 in contractor expense, $317,500 in accrued compensation, $237,531 in advertising related to our crowdfunding, $191,245 in travel, $246,345 in legal and professional expense, $114,865 in rent, $93,438 in research and development, , $64,189 in dues and subscriptions, $50,000 in bonus payments to contractors for completing certain milestones, $40,314 in depreciation, $37,404 in software expense, $37,199 in utilities, and $56,207 in miscellaneous expense.

We incurred $167,896 in interest expense and $12,899 of change in fair value of convertible note for the three months ended September 30, 2025.

As a result of the foregoing, we had a net loss of $ $19,349,120.

For the three months ended September 30, 2024

Our total operating expenses were $2,070,349. This was comprised of $822,037 in share based compensation, $317,500 in accrued compensation, $286,121 in research and development, $232,626 in advertising related to our crowdfunding, $180,562 in contractor expense, $49,660 in legal and professional expense, $45,312 in travel, $32,324 in dues and subscriptions, $24,995 in rent $14,701 in software expense, $11,575 in depreciation, $9,821 in utilities, and $43,115 in miscellaneous expense.

We incurred $60,000 in interest expense and $38,336 of change in fair value of convertible note for the three months ended September 30, 2024.

As a result of the foregoing, we had a net loss of $ $2,168,685.

Comparative Operating Expense Table

Three Months Ended September 30, 2025, and 2024

Expense Category	2025 ($)	2024 ($)	Change ($)	Key Notes
Share-based compensation	$17,192,340	$822,037	$16,370,303	Non-cash expense recognized under ASC 718; large 2025 issuances to employees, directors, and contractors with immediate vesting.
Contractor expense	565,166	180,562	384,604	Increase reflects expanded engineering, software, and marketing consulting for smart-store deployments.
Accrued compensation	317,500	317,500	—	Accrued officer and employee salaries under deferred-compensation arrangements.
Legal and professional fees	246,345	49,660	136,235	Driven by SEC filing preparation, audit review, and counsel fees.
Advertising / Crowdfunding	237,531	232,626	4,905	Ongoing digital-media and investor-relations campaigns associated with Regulation CF and Reg A offerings.
Travel and entertainment	191,245	45,312	145,933	Increase due to nationwide site-selection, investor, and partner meetings.
Rent and occupancy	114,865	24,995	89,870	Addition of new corporate and warehouse facilities; accounted for under ASC 842.
Research and development	93,438	286,121	(192,683)	Lower prototype and software-development spending after initial product completion.
Dues and subscriptions	64,189	32,324	31,865	Increase from additional cloud-based and professional software licenses.
Contractor bonuses (milestones)	50,000	—	50,000	One-time bonuses for meeting design and deployment milestones.
Depreciation and amortization	40,314	11,575	16,377	Increased fixed assets related to facilities and equipment, capitalized Company stores and software.
Software expense	37,404	14,701	22,703	Increase in SaaS platform and productivity-tool costs.
Utilities	37,199	9,821	27,378	Growth in office and warehouse utility usage.
Miscellaneous expense	56,207	43,115	25,274	Office supplies, insurance, and administrative incidentals.
Total Operating Expenses	$19,243,743	$2,070,349	$17,173,394	Increase largely reflects non-cash share-based compensation and corporate-scale growth.

For the nine months ended September 30, 2025 and 2024

Revenues and cost of goods sold

There was $808,972 and $550,156 of revenue and cost of goods sold for the nine months ended September 30, 2025. $750,000 of revenue and $513,778 was related to store sales and cost of goods sold respectively. $58,972 and $36,378 related to product sales and costs of goods sold from our Company owned flagship store at LAX/Metro. For the nine months ended September 30, 2024, we had no revenue or cost of goods sold.

General and administrative expenses

For the nine months ended September 30, 2025

Our total operating expenses were $30,723,778. This was comprised of $25,105,979 in share based compensation, $1,389,544 in contractor expense, $952,500 in accrued compensation, $990,916 in legal and professional expense, $641,894 in advertising expense related to our crowdfunding, $525,809 in research and development, $367,416 in travel, $307,501 in rent, $98,139 in software, $82,126 in dues and subscriptions, $73,559 in utilities, $64,612 in depreciation, $45,699 in office supplies and $78,084 in miscellaneous expense.

We incurred $18,288,430 in settlement expense, $395,929 in interest expense and $78,313 of change in fair value of convertible note for the nine months ended September 30, 2025.

As a result of the foregoing, we had a net loss of $49,227,634.

For the nine months ended September 30, 2024

Our total operating expenses were $7,605,307. This was comprised of $4,212,809 in share based compensation, $952,500 in accrued compensation, $730,226 in advertising related to our crowdfunding, $615,894 in research and development, $418,517 in contractors, $158,645 in legal and professional expense, $153,274 in travel, $92,653 in office supplies, $74,984 in rent, $49,687 in software costs, $38,445 in dues and subscriptions, $34,725 in depreciation, $20,832 in utilities and $52,116 in miscellaneous expense.

We incurred $60,000 in interest expense and $38,336 of change in fair value of convertible note for the nine months ended September 30, 2025.

As a result of the foregoing, we had a net loss of $7,703,643 for the nine months ended September 30, 2024.

Comparative Operating Expense Table

Nine Months Ended September 30, 2025, and 2024

Expense Category	2025($)	2024($)	Change ($)	Key Notes
Share-based compensation	$25,105,979	$4,212,809	$20,893,170	Major non-cash expense under ASC 718; reflects expanded equity awards to executives, employees, and advisors.
Contractor expense	1,389,544	418,517	971,027	Higher use of outside engineering, design, and technology contractors supporting smart-store rollout.
Legal and professional fees	990,916	158,645	771,821	Increase due to legal, audit, and SEC-filing readiness costs
Accrued compensation	952,500	952,500	—	Accrued salaries and deferred officer compensation; stable year-over-year
Advertising / Crowdfunding	641,894	730,226	(88,332)	Slight decline as 2025 campaigns became more targeted and efficient.
Research and development	525,809	615,894	(90,085)	Lower prototype and AI-software build costs after initial product completion
Travel and entertainment	367,416	153,274	214,142	Reflects increased national travel for site selection, partnerships, and investor outreach.
Rent and occupancy	307,501	74,984	232,517	New office and warehouse leases recognized under ASC 842
Software expense	98,139	49,687	48,452	Growth in cloud infrastructure and SaaS development tools.
Dues and subscriptions	82,126	38,445	43,681	Expansion of enterprise-software and professional-association memberships.
Utilities	73,559	20,832	52,727	Increase from larger facilities footprint.
Depreciation and amortization	64,612	34,725	29,887	Reflects higher property, equipment, and leasehold improvements.
Office supplies / Admin	45,699	92,653	(46,954)	Reduced procurement as supply purchases stabilized post-launch.
Miscellaneous expense	78,084	52,116	25,968	Insurance, office maintenance, and other admin costs.
Total Operating Expenses	$30,723,778	$7,605,307	$23,058,021	Increase driven by non-cash share-based compensation and professional-service costs related to expansion and SEC compliance.

Liquidity and Capital Resources

As of September 30, 2025, we had negative working capital of $1,408,859 consisting of $1,340,186 in cash, $1,442,605 in inventory, $175,330 of prepaid expenses offset by $739,742 in accounts payable, $1,695,966 in accrued payroll and compensation, $1,500,000 in deferred revenue, $174,254 in current operating lease liability, $164,145 in customer deposits, $66,708 in interest payable – current and $26,165 in sales tax payable.

Non-current assets included $879,541 in right of use asset, $701,633 in property and equipment - net and $73,074 in security deposits.

Non-current liabilities included $4,537,552 in convertible debt at fair value, $2,500,000 in the form of a promissory note, $877,821 in right of use liability, and $37,778 in interest payable.

As of December 31, 2024, we had negative working capital of $106,637 consisting of $1,352,892 in cash, $900,543 in inventory, $88,704 in deferred offering cost $33,707 in prepaid expenses, offset by $491,868 in accounts payable, $137,895 in deferred revenue relating to down payments for pre orders, $174,254 in current operating lease liability and $1,678,466 in accrued payroll and compensation.

Non-current assets included $188,918 in right of use asset, $109,664 in property and equipment - net and $16,074 in security deposits.

Non-current liabilities included $3,542,797 in convertible debt at fair value, $269,761 in right of use liability and $65,889 in interest payable.

For the nine months ended September 30, 2025

We used $4,390,720 of cash in operating activities which represented our net loss from continuing operations of $49,227,634 including $18,288,430 in settlement expense, $25,105,979 in share based compensation, $1,362,105 in deferred revenue, $608,060 of change in operating right of use liability, $17,500 in accrued payroll and compensation, $38,597 in interest payable, $247,874 in accounts payable, $78,313 of unrealized loss on convertible debt, $26,165 in sales tax payable, $64,612 in depreciation expense, $164,145 in customer deposits, $266,442 of paid in kind interest expense offset by $690,623 of change in operating right of use asset, $542,062 in inventory, $141,623 in prepaid expenses and $57,000 in security deposits.

We used $656,851 in investing activities for the nine months ended September 30, 2025, relating to the assembly of both our LAX Metro flagship company owned store and our National Automatic Merchandising Association (NAMA) display store along with our capitalized software costs.

We generated $5,034,595 of cash from financing activities consisting of $3,500,000 in proceeds from warrant issuance, $650,000 proceeds from convertible debt and $795,891 in proceeds from crowdfunding offset by $88,704 in payment of deferred offering cost.

For the nine months ended September 30, 2024

We used $2,390,940 of cash in operating activities which represented our net loss from continuing operations of $7,703,643 including $4,212,809 in share-based compensation, $881,800 in accrued payroll and compensation, $111,717, in accounts payable and accrued expenses, $81,000 in deferred revenue, $54,291 of change in operating right of use asset, $34,725 in depreciation expense, $50,000 in amortization of debt issuance costs, $38,336 of unrealized loss on convertible debt, $10,000 in interest payable, offset by $125,258 of change in operating right of use liability and $36,717 in prepaid expenses.

There were no cash flows from investing activities for the period.

We generated $2,940,398 of cash from financing activities consisting of $1,482,242 in proceeds from crowdfunding, $535,000 of proceeds from common stock issuance, $950,000 in proceeds from convertible debt, net, offset by $26,844 in repayments from related party notes.

Convertible Notes

On August 19, 2024, the Company executed two Notes with one investor each for a combined $1,000,000 in note principal. On December 3, 2024, the Company executed one Note with one investor for $200,000 in note principal. On December 4, 2024, the Company executed three Notes with three investors for a combined $1,483,000 in note principal. On December 6, 2024, the Company executed two Notes with two investors for a combined $667,000 in note principal. On February 14, 2025 the Company executed five notes with five investors for a combined $650,000. All amounts in principal total $4,000,000 and $100,000 of debt issuance costs were expensed due to the election of the fair value option.

We have historically funded operations and development activities through a combination of debt, equity issuances, and, to a lesser extent, crowdfunding initiatives. During the past year, we began focusing on both debt financing and equity-based capital resources. This transition reflects both our strategic objective of reducing leverage and the increasing availability of equity capital as investor appetite for robotics and artificial intelligence companies continues to expand.

We expect this trend to continue in connection with our planned direct listing. The planned equity raise is reasonably likely to materially change the mix of our capital resources by decreasing reliance on debt facilities and enhancing our equity capitalization. We also anticipate that the relative cost of capital will improve, as equity financing is expected to provide greater flexibility and reduce interest expense obligations compared to prior debt arrangements.

While we may opportunistically evaluate additional credit facilities in the future, we do not currently anticipate significant off-balance-sheet financing arrangements or other alternative funding mechanisms that would materially alter our capital resource profile.

As of September 30, 2025, we had $3,687,820 million in cash and cash equivalents. We expect our operating cash requirements, capital expenditures, and contractual obligations including $182,218 in lease payments and $417,140 in accounts payable and $4,000,000 million in contractor and production payments will total $4,599,358 million over the next 12 months. Based on our current cash position and forecasted operating cash outflows, we do not believe our existing capital resources are sufficient to fund these requirements. Accordingly, we are pursuing additional financing through equity and debt issuances to bridge the deficiency.   Longer term, we anticipate ongoing funding needs to support growth and expansion. Our ability to continue as a going concern is dependent upon our ability to secure such additional financing.

Critical Accounting Policies and Estimates

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany transactions and balances between the Company and its subsidiary are eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, useful lives of property and equipment, valuation of deferred tax assets and liabilities, operating lease right-of-use assets and liabilities and deferred revenue. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Property and Equipment

Property and equipment primarily include computers and furniture are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over 5 years.

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the leasehold improvements. Costs related to maintenance and repairs that do not extend the assets’ useful life are expensed as incurred.

Income Taxes

The Company provides for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax reporting. The deferred tax asset or liability represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is established for any deferred tax asset for which it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the asset and liability method. The first step is to evaluate the tax position for recognition by determining whether evidence indicates that it is more likely than not that a position will be sustained if examined by a taxing authority.

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at December 31, 2023 and 2022 related to uncertain tax positions.

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures.

The carrying values of cash, cash equivalents, accounts payable, deferred revenues, interest payable, loan payable, due to related parties, operating lease liabilities and accrued liabilities and other payables are deemed to be reasonable estimates of their fair values because of their short-term nature.

Research and Development Costs

Research and development expenses are expensed as incurred and include all material and labor costs in developing our alpha unit.

Recently Issued Accounting Pronouncements

For a detailed discussion on recent accounting pronouncements, see Note 2 to the consolidated financial statements included elsewhere in this prospectus.

Contingencies

The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.

If a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss, would be disclosed.

Off-Balance Sheet Arrangements

VenHub has no off-balance sheet arrangements including arrangements that would affect the Company’s liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal controls over financial reporting.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2025, our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have sufficient and fully memorialized written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for on September 30, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4. We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5. We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective. The Chief Financial Officer has not provided adequate review of the Company’s SEC’s filings and financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s financial statement.

We have and continue to take steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing, or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our Common Stock. If any of the following risks occur, our business, operating results, and financial condition could be seriously harmed. Currently, shares of our Common Stock are not publicly traded. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. In the event our Common Stock fails to become publicly traded you may lose all or part of your investment.

RISKS RELATED TO VENHUB’S BUSINESS AND INDUSTRY

Because we are an early-stage company with minimal revenue and a history of losses and we expect to continue to incur substantial losses for the foreseeable future, we cannot assure you that we can or will be able to operate profitably.

We are an early-stage company. We were formed and commenced operations in 2023. We face all the risks associated with newer companies, including significant competition from existing and emerging competitors in the automated smart store industry, some of which are established and have better access to capital. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from an early-stage company to a company capable of supporting larger-scale commercial activities. If we are not successful in such a transition, our business, results, and financial condition will be harmed.

We have not been profitable to date, and there can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base and product offerings and even if we do, may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even where our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations.

We have a limited operating history, which may make it difficult to evaluate our business and prospects.

We face the risks associated with businesses in their early stages, as we have a limited operating history and our prospects are hard to evaluate. Any evaluation of our business and our prospects must be considered in light of the uncertainties, delays, difficulties and expenses commonly experienced by companies at this stage, which generally include unanticipated problems and additional costs relating to the development and testing of products, product approval or clearance, regulatory compliance, production, product introduction and marketing and competition. For example, we have incurred losses for each of the past few years, driven mainly by our investments in research and development costs. Many of these factors are beyond the control of our management. In addition, our performance will be subject to other factors beyond our control, including general economic conditions and conditions in the robotics industry. Accordingly, our business and success face risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our former independent auditors have issued an audit opinion for the year ended December 31, 2024, for VenHub Global, Inc. that includes a statement describing our going concern status. Our financial status creates doubt whether we will continue as a going concern.

As described in Note 3 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such, we may have to cease operations and investors could lose part or all of their investment in the Company.

If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market and launch new generations of our robotic systems, firmware, and software products successfully.

We intend to invest significantly in order to expand our business. Our expansion plans involve significant reliance on AI technologies and data collection, which come with inherent risks including, but not limited to, data breaches, AI malfunctions, and regulatory changes. We also import key components from China, exposing us to risks of supply chain disruptions and potential trade restrictions. Any failure to manage our growth effectively, or to mitigate these risks, could materially and adversely affect our business, prospects, financial condition and operating results. We intend to expand our operations significantly. We expect our expansion to include:

●	expanding the management, engineering, and product teams;

●	identifying and recruiting individuals with the appropriate relevant experience;

●	hiring and training new personnel;

●	launching commercialization of new products and services;

●	forecasting production and revenue;

●	entering into relationships with one or more third-party design for manufacturing partners and third-party contract manufacturers and/or expanding our internal manufacturing capabilities;

●	controlling expenses and investments in anticipation of expanded operations;

●	carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;

●	expanding and enhancing internal information technology, safety and security systems;

●	conducting demonstrations;

●	entering into agreements with suppliers and service providers; and

●	implementing and enhancing administrative infrastructure, systems, and processes.

Should market penetration warrant, we intend to continue to hire a significant number of additional personnel, including engineers, design, production, operations personnel and service technicians for our robotic systems and services. Because of the innovative nature of our technology, individuals with the necessary experience may not be available to hire, and as a result, we will need to expend significant time and expense, to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing, and servicing robots and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition, and operating results.

Our revenues and profits are subject to fluctuations.

We are currently focused on the development and commercialization of our autonomous store products. As of the date of this prospectus, three stores have been developed, including one store deployed directly by the Company. Our pre-orders and current deployments may not be indicative of future revenue or growth. Any future revenues and growth are dependent on our ability to convert our pre-orders into deployed and revenue-generating units, as well as management’s assessment of market opportunities.

It is difficult to accurately forecast our revenues and operating results, and these may fluctuate in the future due to a number of factors, including: changes in customer demand for our autonomous store units and related hardware, firmware, and software offerings; customers’ available capital to invest in our products; general economic and market conditions; our ability to market our Company and technology effectively; and evolving industry and regulatory requirements.

Although we have received pre-orders, we have only limited deployment experience, and therefore have no reliable metric to determine the likelihood that pre-orders will convert into final sales. As a result, our operating results may fluctuate materially from period to period, and at times these fluctuations may be significant and could adversely affect our business, financial condition, and results of operations.

We are dependent on general economic conditions.

Our business model is dependent on companies purchasing our autonomous store units. Our business model is thus dependent on national and international economic conditions. Uncertain economic conditions have created volatility in the U.S. Such adverse national and international economic conditions may reduce the future availability of dollars companies have to spend on our services, which would negatively impact our revenues and possibly our ability to continue operations. For example, higher interest rates have resulted in a decrease in investment activity and overall capital allocation to hardware startups or for customers to effectively finance the purchase of our products. The worsening of global economic conditions has in the past adversely affected, and could in the future, adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain specific regions of the country could impact the expansion and success of our businesses in such areas.

Many of our planned features are still in development or conceptual and may not be commercialized on our anticipated timeline, if at all.

While our Version 1 Smart Stores are commercially available today, many of the features we describe in this prospectus — including ID verification technology for age-restricted products, enhanced AI-driven analytics, solar-powered alternatives, and mobile or retrofit Smart Store formats — are still in development. In addition, we are evaluating a number of longer-term opportunities, such as larger-format Smart Stores, biometric authentication, and expanded personalization capabilities, which remain conceptual at this stage.

The pace and timing of development for these features will depend on a variety of factors, including technological feasibility, available capital resources, customer demand, and regulatory requirements. As a result, there can be no assurance that any of these features will be completed, successfully tested, or commercialized within our expected timeframe, or at all. If we are unable to deliver new features as planned, our growth prospects, competitive position, and financial results could be adversely affected.

We rely on the availability of certain raw materials and a limited number of suppliers for key components, and any disruption in our supply chain could adversely affect our operations.

Our Smart Stores require a range of raw materials and specialized components, including structural steel, refrigeration units, robotics hardware, electronic components, sensors, and display systems. While many of these materials are available from multiple sources, certain specialized components — such as robotics assemblies and semiconductor chips — are currently obtained from a limited number of suppliers. Supplier concentration increases our vulnerability to supply chain disruptions.

Global supply chains for certain materials and components have experienced significant volatility due to factors such as semiconductor shortages, increased demand for electronics, commodity price fluctuations, shipping delays, labor shortages, and geopolitical conditions. If any of our suppliers were unable or unwilling to meet our requirements, or if the cost of raw materials or critical components were to rise significantly, we could face production delays, higher operating costs, or reduced margins.

Although we are pursuing secondary sourcing arrangements and evaluating long-term supply agreements to mitigate these risks, there can be no assurance that such measures will be sufficient. Any material disruption in the supply of raw materials or components could adversely affect our ability to manufacture and deploy Smart Stores on a timely and cost-effective basis, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

The inability of our supply chain to deliver certain key electrical components, such as computer components and accessories, could materially adversely affect our business, financial condition and results of operations.

Autonomous/robotic smart stores rely on specialized hardware components such as sensors, robotics arms, and computer systems, which are often sourced from a limited number of suppliers. Disruptions in the supply of these critical components — due to manufacturing issues, resource scarcity, or geopolitical tensions — can delay the production or maintenance of the robotic systems, impacting store operations and customer service. Dependence on a few key vendors for essential software and hardware increases vulnerability. If a key vendor fails financially, faces production halts, or discontinues a crucial product line, it could significantly disrupt operations. Developing contingency plans, including identifying alternative suppliers and maintaining strategic stockpiles of essential components, is critical. Supply chain disruptions may delay the timing of production and maintenance of our robots, which in turn could negatively impact our business, results of operations and financial condition.

In addition, most components used in our units are manufactured overseas. The logistics networks that support the delivery and maintenance of robotic components are susceptible to various risks, including transportation delays, regulatory changes, and natural disasters. Disruptions in logistics can lead to inventory shortages, impacting the ability to stock stores and maintain equipment. Shifts in geo-political relationships between the US and component supplier countries could generally limit access to component parts all together. Changes in trade policies, tariffs, and international relations can affect the supply chain’s stability. For example, import restrictions or increased tariffs on goods from a primary supplier country could increase costs or limit access to necessary technology.

As an advanced technologies company, we are also faced with supply chains issues created indirectly from rapidly transforming standards and benchmarks in artificial intelligence and robotics. Rapid advancements in technology can quickly render certain components or software obsolete, complicating maintenance and updates. Managing the lifecycle of technology products, planning for end-of-life components, and staying abreast of new technological developments are essential to minimize this risk.

Our failure to attract and retain highly qualified personnel in the future could harm our business.

We are an innovative technology company. We may not be able to locate or attract qualified individuals for important positions, such as software engineers, robotics engineers, machine vision and machine learning experts and others, which could affect our ability to grow and expand our business. We may also face intense competition for qualified individuals from numerous other companies, including other similarly situated technology companies, many of whom have greater financial and other resources than we do.

In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who can meet our technical, operational, and managerial requirements, on a timely basis or at all, our business, results of operation and financial condition could be adversely affected.

Our units rely on sophisticated software technology that incorporate third-party components and networks to operate, and the inability to maintain licenses for software technology, errors in the software we license, or the terms of open-source licenses could result in increased costs or reduced service levels, which would adversely affect our business.

Our units require certain third-party software and networks to function safely and effectively, and our business relies on certain third-party software obtained under licenses from other companies. Although we continue to develop our own software and firmware products and solutions, we anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software, we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business. Furthermore, performance degradation or lack of access to such software and networks can result in poor operational performance or even grounding of our operations of autonomous stores until it is resolved, which can adversely impact our ability to continue our operations.

Additionally, some software powering our technology systems incorporates software covered by open-source licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such a risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition and results of operations.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors’ products that utilize similar technology to ours in a more effective way.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors’ products that utilize similar technology to ours in a more effective way. We cannot be sure that alternative technologies or improvements to artificial intelligence, industrial automation or other technologies, processes or industries will not match or exceed the benefits of our products or be more cost effective than our products. The development of any alternative technology that can compete with or supplant our products may materially and adversely affect our business, prospects, financial condition and operating results, including in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our robotic systems and solutions, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to new or changing technologies. While we plan to upgrade and adapt our units as we or others develop new technology, our robotic systems and solutions may not compete effectively with alternative products if we are not able to source and integrate the latest technology into our systems and solutions.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems in the future. A number of these companies may have, or may attain, more resources and/or greater market recognition than we do. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could have reduced competitiveness by such developments.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our products, particularly if they compete with or have the potential to compete with or diminish the need/utilization of products or technologies supported through these existing relationships. If we are not able to compete effectively, our business, prospects, financial condition and operating results will be negatively impacted.

In addition, because we operate in a new market, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the robotics market on the whole and, accordingly, our business.

Our VenHub Smart Stores rely heavily on artificial intelligence for operations of the units. Interruptions, hallucinations, errors, and malfunctions created from our artificial intelligence could limit the functionality of our VenHub Smart stores and cause damage to our reputation in the market.

Our business relies heavily on artificial intelligence (AI) for the automation of our smart stores. While AI enables us to provide highly efficient services, any technical failures, malfunctions, or inaccuracies in AI algorithms could lead to significant operational disruptions. These disruptions could result in lost revenue, customer dissatisfaction, or even legal claims if the failure leads to inaccurate billing or product handling. AI drives most of our core operations, including inventory management, customer interactions, and security. If we experience issues with the AI software, such as bugs, system crashes, or vulnerability to cyberattacks, it could materially affect our ability to operate efficiently. In particular, cyberattacks on AI systems could expose us to data breaches, theft of proprietary information, or operational sabotage, potentially damaging our reputation and exposing us to legal liabilities.

In addition, continuous improvement and maintenance of our AI systems are required to keep up with technological advancements and changing customer needs. There is a risk that the integration of new AI technologies, or updates to existing systems, could lead to unexpected bugs, incompatibilities, or performance issues. This could result in temporary service interruptions or diminished operational efficiency, which may negatively impact our financial performance.

Our AI systems make autonomous decisions in the operation of our smart stores, including inventory management, pricing, and customer service interactions. If these AI-driven decisions are flawed or inaccurate, we could be exposed to liability claims. For example, if an AI system causes damage to customer property or provides misleading product information, we could face lawsuits or fines, harming our reputation and financial standing.

The deployment of artificial intelligence and robotics as a replacement to conventional brick and mortar stores may create social and ethical concerns that could indirectly affect use of our VenHub Smart Stores.

The deployment of autonomous systems in retail can lead to significant job displacement, as robots replace human workers in roles such as cashiers, restockers, and customer service representatives. This can result in public backlash and negative media coverage, especially in regions with already high unemployment rates. To mitigate these risks, the Company intends to address these concerns proactively by demonstrating commitment to workforce retraining programs or showing how automation can create new job opportunities in other areas.

Autonomous stores often utilize a variety of sensors and cameras to manage inventory, track purchases, and enhance customer experience. This raises concerns about privacy and the extent of surveillance. Consumers may be wary of being monitored so closely, and any misuse of data can lead to trust issues. Ensuring transparent communication about data use, implementing stringent data protection measures, and adhering to privacy laws are essential steps to mitigate these risks.

Robotic systems must be designed to be accessible to all customers, including those with disabilities. This includes physical accessibility to the store as well as the usability of automated systems. Failure to consider these factors can lead to exclusion and discrimination complaints, potentially resulting in legal consequences and harming the Company’s reputation. Moreover, the introduction of high-tech solutions in retail can widen the socio-economic divide. Those with less access to technology or the internet might find themselves at a disadvantage, unable to benefit from the conveniences offered by autonomous stores. In addition, the use of artificial intelligence in customer interactions and inventory management involves decisions on how AI algorithms are developed and the biases they may contain. There is a risk that AI systems might make decisions that are perceived as unfair or discriminatory. Addressing these concerns involves investing in ethical AI development practices, including transparency in AI decision processes and ongoing monitoring for biased outcomes.

Additionally, the use of AI technologies is subject to evolving laws and regulations that could impose new obligations on our operations. For instance, changes in laws governing data privacy, AI-driven decision-making, or cybersecurity could increase our compliance costs. Additionally, we may face regulatory scrutiny over the fairness, transparency, and accountability of our AI systems, especially if our algorithms are perceived to make biased or unfair decisions affecting customers.

Failure to ultimately engage end users could affect our potential to continue to grow the business.

Generally, our business strategy is to sell units to our customers who may then deploy the units as they see fit, so long as such deployment is within the standards set forth in the purchase agreements. Ultimately, acquiring end users will be driven by our customers’ ability to successfully deploy the units for their own business. Although we will continue to support marketing efforts alongside our customers, we cannot ensure adoption of our units and will not manage the operations of the units. Moreover, regardless of our efforts or the efforts of our customers, end user adoption is limited. We know that automated vending machines and kitchens have expanded market share with mixed success. We also know that despite the initial excitement regarding stores like Amazon Go, recent trends suggest that user adoption isn’t sufficient to continue operations.

We have designed and developed our robotic systems with the goal of reducing operating costs and greenhouse gases. Even if we successfully market our products and services to customers, the purchase, adoption and the use of the products may be materially and negatively impacted if our customers resist or delay the use and adoption of these new technology products and services. End users may resist or delay the adoption of our products and services for several reasons, including lack of confidence in autonomous and semi-autonomous delivery vehicles. If our customers resist or delay adoption of our automated smart store systems, our business, prospects, financial condition and operating results will be materially and adversely affected.

Defects, glitches, or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or operator errors may result in product recalls, lower than expected return on investment for customers and could cause significant safety concerns, each of which could adversely affect our results of operations, financial condition, and our reputation.

Our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our products’ hardware or software were to fail, the service mission could be compromised. Additionally, users may not use our products in accordance with safety protocols and training, which could increase the risk of failure. Any such occurrence could cause a delay in market acceptance of our products, damage to our reputation, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

We anticipate that as part of our ordinary course of business we may be subject to product liability claims alleging defects in the design or manufacture of our products. A product liability claim, regardless of our merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

Even if our products perform properly and are used as intended, if operators sustain any injuries while using our products, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

Our products contain complex technology and must be used as designed and intended in order to operate safely and effectively. While we expect to develop a training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate our products in a safe manner, we cannot be sure that the products will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of the products can lead to injury or damage to property, and our training resources may not be successful at preventing all incidents. If operators were to cause any injuries or damage to property while using our products, in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products may be adversely impacted.

Our success, in large part, depends on our ability to protect and maintain the proprietary nature of our technology. We must prosecute and maintain our existing patents and obtain new patents. Some of our proprietary information may not be patentable, and there can be no assurance that others will not utilize similar or superior solutions to compete with us. We cannot guarantee that we will develop proprietary products that are patentable, and that, if issued, any patent will give us a competitive advantage or that such patent will not be challenged by third parties. The process of obtaining patents can be time consuming with no certainty of success, as a patent may not issue or may not have sufficient scope or strength to protect the intellectual property it was intended to protect. We cannot assure you that our means of protecting our proprietary rights will suffice or that others will not independently develop competitive technology or design around patents or other intellectual property rights issued to us. If any of our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. Even if a patent is issued, it does not guarantee that it is valid or enforceable. Any patents that we or our licensors have obtained or obtain in the future may be challenged, invalidated or unenforceable. Pursuant to NRS 78.138(3), our Board of Directors has determined that initiating actions to protect our intellectual property, when necessary, is in the best interests of the corporation, despite the costs and time involved, as such actions are essential to protecting our business assets and competitive position.

We may be subject to claims of infringement of third-party intellectual property rights.

Our operating results may be adversely affected if third parties claim that our products infringed their patent, copyright, or other intellectual property rights. We cannot assure you that our products do not, or will not in the future, infringe patents held by others. Although there have been no allegations made to this effect, we cannot assure you that we will not receive such correspondence from third parties or competitors in the future. Such assertions could lead to expensive and unpredictable litigation, diverting the attention of management and technical personnel. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. An unsuccessful result in such litigation could adversely affect our business, including injunctions, exclusion orders and royalty payments to third parties.

Our trademark application for “VenHub” is currently facing an objection with the United States Patent and Trademark Office (USPTO), which could adversely affect our business, brand, and competitive position.

We have received a formal objection to our trademark application for “VenHub” from a third party, which has been filed with the USPTO. This objection could potentially lead to several adverse consequences, including but not limited to the following:

●	Delay in Registration: The objection process could delay the registration of our “VenHub” trademark, during which time we may be limited in our ability to fully protect our brand. This delay may hinder our marketing and branding efforts, impacting our ability to establish a strong brand identity.

●	Legal Costs and Resources: Responding to the objection will likely require significant legal expenses and allocation of internal resources. The process of defending our trademark could be lengthy and costly, potentially diverting resources away from other critical areas of our business.

●	Risk of Trademark Refusal: If the USPTO upholds the objection, we may be denied the registration of the “VenHub” trademark. This could force us to rebrand our products or services, which could result in substantial costs and a loss of brand recognition and goodwill that we have already built.

●	Market Confusion: In the event that we are required to change our brand name due to the objection, there may be a period of confusion in the market. Customers and partners who are familiar with the “VenHub” name might face difficulty in recognizing our new brand, potentially leading to a loss of market share.

●	Impact on Competitive Position: Our inability to secure the “VenHub” trademark could weaken our competitive position in the market. Competitors may capitalize on our brand’s instability, and our inability to protect the “VenHub” name could make us more vulnerable to infringement by others.

●	Uncertain Outcome: The outcome of the objection process is uncertain, and there can be no assurance that we will be able to successfully defend our trademark application. Even if we prevail, the process may take an extended period of time, during which our trademark rights remain uncertain.

●	Additional Costs of Rebranding and Inventory: If we are required to rebrand as a result of the objection, we will incur significant additional costs associated with rebranding efforts. This includes designing new logos, packaging, marketing materials, and updating digital and physical assets to reflect the new brand. Furthermore, we may need to dispose of existing inventory that bears the “VenHub” trademark, resulting in financial losses. The combined cost of these activities could be substantial and adversely affect our financial condition and operational results.

We are committed to vigorously defending our trademark application and will take all necessary steps to protect our brand. However, there can be no guarantee that we will be successful in resolving this objection in our favor. Any adverse outcome could have a material negative impact on our business, financial condition, and results of operations.

Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other third parties. We also design our computer systems and networks and implement various procedures to restrict unauthorized access to the dissemination of our proprietary information.

We face internal and external data security threats. For example, current, departing, or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain or misappropriate our proprietary information or otherwise interrupt our business. Like others, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations and energy blackouts.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. We do not believe that such attacks have caused us any material damage to date, but because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all these techniques. As a result, our and our customers’ proprietary information may be misappropriated, and we cannot predict the impact of any future incident. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident and divert management and other resources. We routinely implement improvements to our network security safeguards, and we are devoting increasing resources to the security of our information technology systems. However, we cannot assure you that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

The costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. As a result, the occurrence of any of the events described above could result in the loss of competitive advantages derived from our intellectual property. Moreover, these events may result in the diversion of the attention of management and critical information technology and other resources, or otherwise adversely affect our internal operations and reputation or degrade our financial results and stock price.

We may be subject to theft, loss, or misuse of personal data by or about our employees, customers or other third parties, which could increase our expenses, damage our reputation or result in legal or regulatory proceedings.

In the ordinary course of our business, we have access to sensitive, confidential, or personal data or information regarding our employees and others that are subject to privacy and security laws and regulations. Therefore, the theft, loss, or misuse of personal data collected, used, stored or transferred by us to run our business, or by our third-party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims.

We are also aware of certain media reports relating to the use of our automated systems as elements in law enforcement surveillance efforts. As a general policy, we do not share data with law enforcement, except in certain narrow circumstances where (1) we are required to share data when served with a warrant or subpoena or (2) there are insurance claims, active incident investigations, or acts of armed violence or theft attempts involving the Company’s personnel or property.

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which requires companies to comply with rules regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, and elsewhere are often uncertain and fluid and may be interpreted and applied in a manner that is inconsistent with our data practices. As a result, complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could harm our business and the results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries or proceedings against us by governmental entities or others.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or contain terms unfavorable to us or our investors.

We expect our capital expenditures to remain significant in the foreseeable future as we continue to develop, improve, and commercialize our autonomous store systems. Although based on our current cash resources and management’s operating plan we believe we will have sufficient liquidity to fund our currently planned operations for the near term, our ability to sustain operations and implement our growth strategy will require raising additional capital.

Our actual capital needs will depend on a variety of factors, many of which are outside of our control. These include: the pace at which we can commercialize and scale our autonomous stores; the cost and timing of research and development activities; manufacturing and deployment expenses; customer demand; general economic conditions; and potential unanticipated costs such as accelerated product improvements, strategic alliances, or acquisitions. Because we have limited experience commercializing our autonomous stores on a large scale, we have little historical data on long-term demand, which makes our capital requirements inherently uncertain.

To meet these needs, we will likely be required to seek additional equity or debt financing. Such financing may not be available in a timely manner, on acceptable terms, or at all. If available, additional equity or equity-linked securities could dilute existing stockholders, while debt financing could increase our leverage and impose restrictive covenants. If we are unable to raise sufficient funds when needed, we may be forced to significantly reduce our spending, delay or cancel planned activities, alter our growth strategy, or even curtail or discontinue operations.

We will be required to raise additional capital in order to develop our technology and scale our commercial delivery operations. However, we may be unable to raise additional capital needed to fund and grow our business.

We will need additional capital to develop our next generation of autonomous smart stores and scale our operations. We will not be able to continue product development and our autonomous smart store operations if we cannot raise additional debt and/or equity financing.

We may not be able to increase our capital resources by engaging in additional debt or equity financings. Even if we complete such financings, they may result in dilution to our existing investors and include additional rights or terms that may be unfavorable to our existing investor base. These circumstances could materially and adversely affect our financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our stockholders.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by domestic and international financial institutions or transactional counterparties, could adversely affect our business, financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we currently do not have any debt obligations, future financings may require that we engage with similar institutions, exposing ourselves to greater risk. Furthermore, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfil our other obligations or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations, financial condition and results of operations.

Variations in local permitting and zoning rules may delay or even prevent roll out of VenHub Smartstores in certain locales that could affect our overall footprint.

VenHub and its customers may face challenges in obtaining local permits and complying with zoning ordinances, which could adversely affect the deployment and operation of Smart Stores. Navigating the complex and varied permitting processes and zoning laws across different jurisdictions can lead to delays, additional costs, or the inability to operate in certain areas. These regulatory hurdles could impede our expansion efforts, disrupt our business plans, and negatively impact our financial performance. Moreover, although we have designed and built our first stores with California and Nevada regulations in mind, varied or additional requirements may require additional efforts in design and build of VenHub Smartstores that may slow production and delivery of VenHub Smartstores. Furthermore, any changes in local regulations or enforcement practices could further complicate compliance efforts and introduce additional operational risks.

Our business depends on discretionary spending patterns in the areas where our customers deploy the autonomous smart stores, as well as in the broader economy. Economic downturns or other events (like coronavirus variants or similar widespread health/pandemic outbreaks) impacting the United States and global economy could materially adversely affect our results of operations.

Purchases at autonomous smart stores are discretionary for consumers, and therefore, we are susceptible to changes in discretionary spending patterns or economic slowdowns in the geographic areas where these stores on our partners’ platforms operate, and in the economy at large. Discretionary consumer spending can be impacted by general economic conditions, unemployment, consumer debt, inflation, rising gasoline prices, interest rates, consumer confidence, and other macroeconomic factors. We believe that consumers are generally more willing to make discretionary purchases, including shopping at autonomous smart stores during favorable economic conditions. Disruptions in the overall economy (including disruptions due to coronavirus (“COVID-19”) or similar health/pandemic events), including high unemployment, inflation, rising gasoline prices, financial market volatility and unpredictability, and the related reduction in consumer confidence, could negatively affect sales throughout the autonomous smart store industry, including transactions on our partners’ platforms. Additionally, operators of these autonomous stores may be negatively impacted by general economic conditions, supply chain issues, labor shortages, inflation, or other macroeconomic factors, which could negatively impact their ability to fulfil customer needs. There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including shopping less frequently at these autonomous stores. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, continued impact of the COVID-19 pandemic, disposable consumer income and consumer confidence, also affect discretionary consumer spending. If any of these factors cause autonomous stores to cease operations or cease using our partners’ platforms, it could also significantly harm our financial results, for the reasons set forth elsewhere in these risk factors. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and consumers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new market openings or cease operations in existing markets.

Moreover, inflation also increases the cost of labor and materials needed to build and operate autonomous systems. For example, we have observed an increase in the cost of labor for managing and maintaining autonomous systems in the field over the past year. However, over the longer time horizon, technological improvements continue to reduce the cost of our key components such as sensors, batteries, and computers. While the unit cost of labor for operating these systems will increase over time with inflation, autonomous technology leverages labor more efficiently than manual retail operations. As such, we believe labor inflation increases the cost of manual retail operations more than it increases the cost of operating autonomous systems. However, we believe improvements in automation will continue to reduce the rate of labor usage.

Our autonomous smart stores are disruptive to the traditional convenience store, retail stores, pharmacies, lockers, and any and all distribution or sales outlets and vending industries, and important assumptions about the market demand, pricing, adoption rates and sales cycle for our current and future stores may be inaccurate.

The market demand for and adoption of our autonomous stores is unproven, and important assumptions about the characteristics of targeted markets, pricing and sales cycles may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have no binding commitments to purchase products and services.

Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of these new technologies, which will adversely affect our growth, financial position, and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. As a result, any projections necessarily reflect various estimates and assumptions that may not prove accurate and these projections could differ materially from actual results because of the risks included in this “Risk Factors” section, among others. If demand does not develop as expected or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected.

Our systems, products, technologies and services and related equipment may have shorter useful lives than we anticipate.

Our growth strategy depends in part on developing systems, products, technologies and services. These reusable systems, products, technologies and services and systems will have a limited useful life. While we intend to design our products and technologies for a certain lifespan, which corresponds to a number of cycles, there can be no assurance as to the actual operational life of a product or that the operational life of individual components will be consistent with its design life. A number of factors will impact the useful lives of our products and systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components and the occurrence of any anomaly or series of anomalies or other risks affecting the technology during launch and in orbit. In addition, any improvements in technology may make our existing products, designs or any component of our products obsolete prior to the end of their lifecycle. If our systems, products, technologies and services and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our follow on work and new business, which would have a material adverse effect on our business, financial condition and results of operations. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our products and equipment using less of our currently installed equipment, which could render our existing inventory obsolete.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership or joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of us and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

Changes to the Company’s business segments and operations could create additional costs and complications that could burden the growth of the Company.

As VenHub considers expanding its business segments by operating VenHub-owned stores and developing relationships with white label or other enterprise operations, there are inherent risks associated with such changes. Transitioning from a sales-focused model to operating VenHub-owned stores could require substantial operational adjustments, including resource allocation, management restructuring, and the development of new strategic competencies. Additionally, aligning with white label or enterprise partners may introduce complexities in integration, quality control, and brand consistency. These shifts in business lines could be disruptive, potentially lead to operational challenges, inefficiencies, and increased expenditures. Any inability to effectively manage these transitions could adversely impact VenHub’s business operations, financial performance, and market positioning.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.

Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, and a failure to obtain such approvals and licenses could result in delays and increased costs and may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

The deployment of artificial intelligence and robotics as a replacement to conventional brick and mortar stores may create social and ethical concerns that could indirectly affect use of our VenHub Smart Stores.

The deployment of autonomous systems in retail can lead to significant job displacement, as robots replace human workers in roles such as cashiers, restockers, and customer service representatives. This can result in public backlash and negative media coverage, especially in regions with already high unemployment rates. To mitigate these risks, the Company intends to address these concerns proactively by demonstrating commitment to workforce retraining programs or showing how automation can create new job opportunities in other areas.

Autonomous stores often utilize a variety of sensors and cameras to manage inventory, track purchases, and enhance customer experience. This raises concerns about privacy and the extent of surveillance. Consumers may be wary of being monitored so closely, and any misuse of data can lead to trust issues. Ensuring transparent communication about data use, implementing stringent data protection measures, and adhering to privacy laws are essential steps to mitigate these risks.

Robotic systems must be designed to be accessible to all customers, including those with disabilities. This includes physical accessibility to the store as well as the usability of automated systems. Failure to consider these factors can lead to exclusion and discrimination complaints, potentially resulting in legal consequences and harming the Company’s reputation. Moreover, the introduction of high-tech solutions in retail can widen the socio-economic divide. Those with less access to technology or the internet might find themselves at a disadvantage, unable to benefit from the conveniences offered by autonomous stores. In addition, the use of artificial intelligence in customer interactions and inventory management involves decisions on how AI algorithms are developed and the biases they may contain. There is a risk that AI systems might make decisions that are perceived as unfair or discriminatory. Addressing these concerns involves investing in ethical AI development practices, including transparency in AI decision processes and ongoing monitoring for biased outcomes. In all such cases, our management team will have broad discretion in making strategic decisions to execute their growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.

Our management team will have broad discretion in making strategic decisions to execute their growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.

Our management team will have broad discretion in making strategic decisions to execute their growth plans and may devote time and company resources to new or expanded solution offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of the common stock to decline.

Our controlling stockholders have significant influence over the Company.

Our Chief Executive Officer, Shahan Ohanessian, along with his wife, Shoushana Ohanessian, who sits as Chairwoman of the Board of Directors, holds, through their limited liability company SSO, LLC, 100,000 shares of Series A Preferred Stock, which, collectively and in their entirety, have voting rights equal to exactly 2,000 votes per each share of Series A Preferred Stock, for a total of 200,000,000 votes. Immediately prior to commencing trading on Nasdaq, all of the Series A Preferred Stock will be converted into 37,935,029 shares of common stock and simultaneously we willissue 100,000 shares of Series C Preferred Stock to SSO, LLC which will have voting rights of 1,000 per each shares. As a result, Mr. and Mrs. Ohanessian will collectively over 94% voting rights on all matters presented to shareholders, limiting shareholders’ ability to affect decision making if the Offering is fully subscribed. In addition, we have 675,015 shares of Series B Preferred Stock that have no voting rights, but that do convert into shares of common stock at a 1:1 ratio. Upon the effectiveness of this Registration Statement, the Series A Preferred Stock and Series B Preferred Stock will convert into shares of common stock at a rate as described in the designations thereof.

Our executive employment agreements include significant cash bonus and equity award provisions, which could increase our expenses or result in substantial dilution to our stockholders.

In August 2025, we entered into new employment agreements with our Chief Executive Officer and our President, effective upon the effectiveness of this registration statement. These agreements provide for base salaries, potential cash bonuses, and equity awards tied to geographic expansion and performance milestones. While the aggregate potential annual cash bonuses under these agreements could total up to $3.2 million, the payment of such bonuses is subject to the availability of surplus cash, approval of our Board of Directors, and achievement of specified conditions. Accordingly, there can be no assurance as to the timing or amount of any such payments; however, if paid, these bonuses could materially increase our operating expenses and impact our liquidity in future periods.

The agreements also provide for equity-based awards that could result in the issuance of a significant number of additional shares if geographic expansion or performance milestones are achieved. For example, the agreements contemplate issuances of up to 1,000,000 shares per U.S. state and 2,000,000 shares per country in which we open or operate Smart Stores, as well as 1,000,000 shares for every 30 Smart Stores launched or sold and 2,000,000 shares upon the listing of our common stock on a national securities exchange. If these milestones are met, the resulting issuances could substantially dilute the ownership interests of our existing stockholders.

Together, these cash and equity obligations could adversely affect our liquidity, results of operations, and the value of our common stock.

Our incorporation in Nevada may have adverse effects on stockholder rights.

Our incorporation in Nevada subjects stockholder rights to the Nevada Revised Statutes, which may materially affect such rights, increase legal uncertainty, and adversely impact market perceptions. Upon reincorporation, the rights of our stockholders and the fiduciary duties of our directors and officers will be governed by the Nevada Revised Statutes (“NRS”), which differ in certain material respects from the Delaware General Corporation Law (“DGCL”). The NRS provides broader statutory protections for directors and officers and lacks the extensive body of judicial precedents available in Delaware, potentially increasing uncertainty in the interpretation and enforcement of corporate law and the resolution of stockholder disputes.

Recent legislative developments may further complicate the corporate-law landscape. In March 2025, Delaware enacted significant amendments to the DGCL relating to controller transactions, definitions of “controlling stockholder” and “disinterested director,” and books-and-records inspection rights. Nevada and Texas have likewise adopted amendments aimed at enhancing their attractiveness as incorporation jurisdictions. Changes in any of these regimes may affect how courts evaluate our governance structures or stockholder claims, including the enforceability of charter and bylaw provisions.

Moreover, proxy advisory firms have increased scrutiny of reincorporations in 2025 and may issue adverse voting recommendations. Negative sentiment among institutional investors or proxy advisors toward Nevada-domiciled companies could negatively affect our corporate governance scores or the trading market for our common stock.

We may also face additional litigation risks and costs if we adopt forum-selection provisions in connection with the reincorporation. Under Nevada Revised Statutes § 78.747, we may adopt exclusive forum provisions for internal corporate claims. While Nevada law expressly permits such provisions, they may still be subject to legal challenges, potentially resulting in parallel proceedings, increased costs, or unenforceable provisions. (See “Description of Securities—Certain Provisions of Nevada Law and of Our Governing Documents.”)

Finally, the reincorporation is subject to obtaining requisite corporate approvals and effecting necessary filings. Any delay or failure to complete the reincorporation on our anticipated timeline could result in increased expenses and may divert the attention of management.

We and any manufacturing partners and suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, any third-party manufacturing partners and suppliers may rely on complex machinery for the production, assembly, repair and maintenance of our robotic systems, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our operational facilities, and those of any third-party manufacturing partners and suppliers, consist or are expected to consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our or any third-party manufacturing partners’ and suppliers’ control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire including wild fires, seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition and operating results.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding design, research and development, production, operations and maintenance and service facilities and building our brand and partnerships. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, business development, operation and integration expenses as we build and deploy our autonomous store systems, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we may incur significant costs servicing, maintaining and refurbishing our robots, and we expect that the cost to repair and service our robots will increase over time as they age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our autonomous store systems to meet projected performance metrics, identify and investigate new areas of demand and successfully market our autonomous store services, but also to sell, whether outright or through subscriptions, our systems at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our autonomous store systems. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robots in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

Our ability to manufacture products of sufficient quality on schedule in the future is uncertain, and delays in the design, production and launch of our products could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. We have designed our units to be assembled on site with minimal additional manufacturing requirements. However, we have yet to engage in full scale delivery of units. We may underestimate the costs and labor associated with both pre-assembly production and the delivery of our systems on a large scale.

We also plan to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our units. While this allows us to draw from such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.

Laws, regulations and other legislative efforts related to climate change, environmental concerns and health and safety could result in increased operating costs, reduced demand for our products and services or the loss of future business.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture or utilize energy in our autonomous smart stores. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our autonomous smart stores. Environmental regulations may require us to reduce product energy usage and to participate in compulsory recovery and recycling of our products or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.

Further, climate change laws, environmental regulations, and other similar measures may have an effect on the operating activities of our customers, which may, in turn, reduce the demand for our products and services. To the extent increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

We may become subject to new or changing governmental regulations relating to the design, manufacturing, marketing, distribution, servicing or use of our products, including as a result of climate change, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market, delay our projected revenues, increase cost or make our business unviable if we are unable to modify our products to comply.

Autonomous and robotic smart stores operate at the intersection of multiple regulatory environments, including retail, consumer safety, data protection, and advanced technologies involving robotics and artificial intelligence. Each jurisdiction may have distinct and possibly conflicting requirements, making compliance complex and burdensome. For example, specific licenses might be required to operate robotic equipment in public spaces, or there might be stringent regulations governing the sale of goods through automated systems or the collection of personal customer data. These conflicting regulatory schemes may limit our ability to provide the most sophisticated products and slow development for future offerings. Our initial model for deployment is to sell units and SaaS to our customers.

We do not, currently, intend to operate the autonomous smart stores, with the exception of several flagship locations, along with any other stores that we may use to seed market locations, for R&D purposes, or as otherwise requested by local jurisdictions or others. The burden of regulatory compliance will be eased by shifting liabilities to customers. However, this could result in fewer sales if we are unable to provide products that are not ultimately compliant across multiple jurisdictions and multiple layers of regulations.

We may become subject to new or changing international, federal, state and local regulations, including laws relating to the design, manufacturing, marketing, distribution, servicing or use of our products. Such laws and regulations may require us to pause sales and modify our products, which could result in a material adverse effect on our revenues and financial condition. Such laws and regulations can also give rise to liability such as fines and penalties, property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to the withdrawal or recall of our products from the market.

Climate change laws and environmental regulations could result in increased operating costs and reduced demand for our services.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we operate our autonomous smart stores or utilize energy to deliver our services. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our autonomous smart stores. Environmental regulations may require us to reduce product energy usage and to participate in compulsory recovery and recycling of components from our autonomous smart stores. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.

Further, climate change laws, environmental regulations and other similar measures may have an effect on the operating activities of our customers, which may, in turn, reduce the demand for our products and services. To the extent increasing concentrations of greenhouse gasses in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our products and data processed by us or third-party vendors.

Our business and operations involve the collection, storage, processing and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers, and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or data that is processed or maintained in our business. The ongoing effects of the COVID-19 pandemic have increased security risks due to personnel working remotely.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our autonomous smart stores; or (e) customer data that we processes or that our third-party vendors or suppliers process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers or others; jeopardize the security of our facilities or affect the performance of in-product technology and the integrated software in our autonomous smart stores. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems.

We intend to use our product services and functionality to log information about each unit’s use in order to aid us in diagnostics and servicing. Our customers may object to the use of this data, which may require us to implement new or modified data handling policies and mechanisms, increase our unit maintenance costs and costs associated with data processing and handling, and harm our business prospects.

Although we are in the process of implementing certain systems and processes that are designed to protect our data and systems within our control, prevent data loss and prevent other security breaches and security incidents, these security measures cannot guarantee security. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal data and other sensitive and proprietary data of us and our customers, collaborators and partners, our employees’ personal data or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, and service our autonomous smart stores, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition or disclosure of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our products, damage our relationships with customers, partners, collaborators, or others or result in claims, regulatory investigations, and proceedings and significant legal, regulatory and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition and results of operations. Any actual or perceived breach of privacy or security or other security incident impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy-and security-related incidents and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

We are subject to evolving laws, regulations, standards, policies and contractual obligations related to data privacy and security laws and regulations, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business, prospects, financial condition and operating results.

We are subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change, or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them with new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose and enact similar laws. For example, Virginia has enacted the Virginia Consumer Data Protection Act, which provides for obligations similar to the CCPA, and which will go into effect January 1, 2023. As we expand our operations, the CCPA, CPRA and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union’s General Data Protection Regulation (“GDPR”) and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area (“EEA”). The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, the UK GDPR, which it maintains along with its Data Protection Act (collectively, the “UK GDPR”), also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation.

Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair or misrepresentative of our actual practices. We are also aware of certain media reports relating to the use of our robots as elements in law enforcement surveillance efforts. As a general policy, we do not share data with law enforcement, except in certain narrow circumstances where (1) we are required to share data when served with a warrant or subpoena or (2) there are insurance claims, active incident investigations or acts of armed violence or theft attempts involving our personnel or property. Public perception of our involvement in such surveillance activities could harm our reputation, and consequently, our business prospects and financial condition. Any actual or perceived inability of us to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security or applicable privacy notices, could lead to investigations, claims and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties and other liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, prospects, results of operations and financial condition.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business, prospects, financial condition and operating results.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, there can be no assurance that all of our employees, business partners, third-party intermediaries, representatives and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Our exposure to violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Any violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, prospects, financial condition and operating results. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.

In the event that we are successful in our “going public” strategy, as a public reporting company, we will be subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.

Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, results of operations and financial condition.

Our management as a group has limited experience in operating a publicly traded company.

Our management team may not successfully or effectively manage operating as a public company subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Our executive officers as a group have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by us to effectively and efficiently meet our obligations as a publicly traded company could have a material adverse effect on our business, prospects, financial condition and operating results and/or result in legal liability or other negative consequences.

Our Significant Executive Cash Compensation Obligations May Adversely Affect Our Liquidity and Operational Flexibility

Under our executive employment agreements, we are obligated to pay high base salaries, guaranteed cash bonuses, expense allowances, and severance benefits. These commitments include guaranteed annual cash bonuses totaling over $3.2 million and significant severance entitlements. These substantial cash obligations may adversely affect our ability to allocate capital for operating activities, research and development, or growth initiatives. If our revenues fail to meet projections or we are unable to secure additional financing, our cash obligations to executives could strain our financial condition and limit our operational flexibility.

General Risk Factors

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. Under Nevada law (NRS 78.7502), we are permitted to, and our bylaws require us, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits to the fullest extent permitted by Nevada law, subject to certain limitations. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our business, results of operation and financial condition.

We may be significantly impacted by pandemics, outbreaks of other contagious diseases and other catastrophic events.

The extent to which any catastrophic event affects our business and financial results will depend on future developments, including the duration of such event and the global response to it, its impact on capital and financial markets, its impact on global supply chains, and whether the impacts may result in temporary or permanent changes in consumer behavior among others, which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact any future pandemic, outbreak of other contagious diseases or other catastrophic events will have on our business partners and third-party merchants and suppliers, and we may be adversely impacted as a result of the adverse impact our business partners and third-party merchants and suppliers suffer. For example, if we are unable to maintain our automated systems due to technical issues, we may not be able to operate our automated smart stores as planned and scale our business. This impact would mean we’d need to raise additional capital in order to cover our operating expenses and meet our revenue targets. To the extent a pandemic or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Any future market price for the shares may be volatile.

In the event the Company has its common stock listed on the Nasdaq, the market price for the resulting shares is likely to be highly volatile, and subject to wide fluctuations in response to various factors including the following:

1.	Actual or anticipated fluctuations in the Company’s quarterly operating results and revisions to expected results;

2.	Changes in financial estimates by securities research analysts;

3.	Conditions in the U.S. financial markets;

4.	Changes to international, federal, state or local regulations related to artificial intelligence, automated retail technology, digital payment systems, personal data protection, and robotics;

5.	Changes in the economic performance or market valuations of companies specializing in comparable companies having securities traded on a national exchange;

6.	Announcements by the Company or its competitors of new services, strategic relationships, joint ventures or capital commitments;

7.	Addition or departure of key personnel;

8.	Litigation related to any assets or intellectual property; and

9.	Sales or perceived potential sales of the shares.

In addition, securities markets have from time to time, and to a greater degree since 2007, experienced significant price and volume fluctuations that bear no relation to the operating performance of particular companies. These market fluctuations may also have a materially adverse effect on the market price of the Company’s common shares. Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, investors have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of management’s attention and resources.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, as well as the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few, or no, securities or industry analysts commence coverage of us, our stock price could be negatively affected. If securities or industry analysts downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Our articles of incorporation will designate the state courts of Nevada of as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Pursuant to our Restated Bylaws unless we consent in writing to the selection of an alternative forum, the state courts of the State Nevada will be the sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, or stockholders to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of Chapter 78 of Nevada Revised Statutes, our articles of incorporation or our bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the state courts of the State Nevada as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our certificate of incorporation will also provide that, unless we consent in writing to the selection of an alternative forum and to the fullest extent permitted by law, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, While there can be no assurance that federal or state courts will follow the holding of the Nevada Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our certificate of incorporation will provide that neither the exclusive forum provision nor our federal forum provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Our articles of incorporation will further provide that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our articles of incorporation described above. The forum selection provision in our articles of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows, and prospects and result in a diversion of the time and resources of our employees, management, and board of directors.

Issuances of Equity-Based Compensation to Executives Will Result in Substantial Dilution to Existing Stockholders

Our executive employment agreements include significant equity-based compensation, including fully vested annual equity grants and milestone-based share issuances tied to geographic expansion and operational milestones. These issuances could result in the issuance of tens of millions of additional shares of our common stock over the course of the agreements. As a result, existing stockholders will experience substantial dilution in their ownership and voting interests, which may depress the market price of our common stock. The potential for dilution is further compounded by the fact that such equity grants are not contingent on continued employment or achievement of future performance metrics in certain instances.

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our Form S=1as filed with the Commission on October 3, 2025 and our [, to see those Risk Factors listed therein

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – MAY NEED TO ADD DEPENDING ON WHAT HAPPENS PRIOR TO 10/14/25 AND THEN ADD THIS INTO SUBSEQUENT EVENTS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VenHub Global, Inc.

Date: November 18, 2025	By:	/s/ Shahan Ohanessian
	Name:	Shahan Ohanessian
	Title:	Principal Executive Officer

VenHub Global, Inc.

Date: November 18, 2025	By:	/s/ Matt Hidalgo
	Name:	Matt Hidalgo
	Title:	Principal Financial and Accounting Officer