Form 10-Q/A
period 2025-09-30
VenHub Global, Inc.
filed 2025-12-15
CIK 1972234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-290703

VenHub Global, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-2083580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5360 Procyon Street Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

(888) 585-4999
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,889,656 shares of common stock as of December 12, 2025.

Explanatory Note: We are filing this amended Form 10-Q for the period ended September 30, 2025 to clarify revenue recognition as it relates to our SaaS products and what has been delivered to date.

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

/s/ Bush & Associates CPA, LLC

Bush & Associates CPA, LLC (PCAOB 6797)

Henderson, Nevada

December 12, 2025

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

Smart Stores

A Smart Store includes embedded software and robotics that enable core operational functionality upon installation. Revenue from the sale of Smart Stores is recognized at a point in time, generally upon delivery when control of the Smart Store transfers to the customer. While customers typically enter into a SaaS subscription agreement in connection with the purchase of a Smart Store, the Smart Store itself is capable of operating without activation of the Company’s SaaS platform.

SaaS Services

The Company’s SaaS platform will provide customers with cloud-based inventory management, artificial intelligence–driven personalization, and autonomous operating functionality. The Company has concluded that SaaS services are a distinct performance obligation within the context of the contract. Because SaaS subscription fees are temporarily waived for initial deployments and the enhanced cloud-based SaaS functionality has not yet been activated, the Company has not recognized any SaaS revenue to date. Once commercially activated, SaaS revenues will be recognized ratably over the subscription period. The Company has granted a temporary commercial waiver of SaaS consideration for up to twelve months for initial deployments and during this period the Company will not provide enhanced cloud-based functionality.

Introductory SaaS Concession Program

For its initial Smart Store deployments, the Company granted customers a temporary commercial waiver of SaaS subscription fees for up to twelve (12) months. During this introductory period, the Company has not activated the enhanced cloud-based SaaS functionality contemplated under the SaaS agreement, and the transaction price allocated to SaaS is therefore $0, consistent with ASC 606-10-32-2, 32-11, and 32-28. As a result, no SaaS revenue has been recognized for the periods presented. This introductory waiver applies only to SaaS services. Maintenance services require a separate contract and were not contracted for or billed, and accordingly no maintenance revenue has been recognized.

Maintenance and Support Services

Customers may elect to enter into maintenance and support agreements or alternatively request services from the Company on an ad hoc, pay-as-needed basis. Maintenance and support services, when provided under a contractual arrangement, are accounted for as a separate performance obligation and recognized ratably over the term of the contract. Maintenance services were not contracted for in connection with initial Smart Store deployments, and therefore no maintenance revenue was recognized for the periods presented.

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

VENHUB GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

The Company’s evaluation under ASC 606-10-25-19 through 25-22 determined that Smart Store’s and the SaaS platform are each capable of being distinct, as they are not highly interdependent nor do they represent a single combined output. As each contract is distinct from each other and stand alone, the Company has determined that each is a separate performance obligation and not bundled together. As noted above, the Company has not recognized revenue for SaaS services for the periods presented as the SaaS platform has not been commercially deployed. The Company expects to provide these services in the future and will recognize revenue over the service period in accordance with ASC 606. As noted above, the Company has not recognized revenue for maintenance services for the periods presented because such services were provided free of charge. Revenue is recognized at a point in time or over time, depending on the nature of the performance obligation.

The Company evaluated its contractual arrangements under ASC 606-10-25-19 through 25-22 and concluded that (i) Smart Store hardware, (ii) SaaS subscription services, and (iii) maintenance services each represent separate performance obligations. The Smart Store operates independently without SaaS activation, SaaS does not significantly modify or customize the hardware, and the promises are not highly interdependent or interrelated. Accordingly, Smart Store revenue is recognized at a point in time, while SaaS and maintenance revenues, once activated or contracted, will be recognized over time. For product sales, revenue is typically recognized at the point in time when control is transferred, which generally occurs upon shipment or delivery, depending on the terms of the contract.

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

By reducing the need for employees, VenHub offers store owners labor cost savings, paving the way for potential increased profits. Leveraging sensors, artificial intelligence, and robotics, VenHub promises a shopping adventure that is not only seamless but also deeply personal. With a tap of a smartphone, and let VenHub’s robots whisk you through a journey, from scanning and purchasing products to bagging and delivering them with planned precision.

The Company is in the initial deployment phase of its Smart Store platform. While customer agreements contemplate that purchasers will subscribe to the Company’s cloud-based SaaS platform, the enhanced SaaS functionality has not yet been activated for customer use. For early deployments, the Company has implemented an introductory concession under which SaaS subscription fees may be waived for up to twelve months. Accordingly, no SaaS revenue has been recognized to date

The VenHub was first displayed publicly on October 25, 2023, in Pasadena at the unveiling of its Alpha Smart Store with approximately 150 attendees.

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

As of September 30, 2025, the Company has over 1,400 preorders from potential customers. The Company started fulfilling its orders in the first quarter of 2025, selling its first two stores in North Hollywood, and Glendale, California respectively. In the third quarter the Company sold a store which opened in Hollywood, CA along with opening its Company owned flagship store at Los Angeles Airport (LAX)

Key Factors Affecting Our Performance

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

Revenue

Our revenue to date has been derived primarily from the sale of Smart Stores. Revenue from Smart Store sales is recognized when control of the unit transfers to the customer, generally upon delivery.

For our initial Smart Store deployments, the Company has granted a temporary commercial waiver of SaaS consideration for up to twelve (12) months for initial deployments. During this period, the Company does not provide the enhanced cloud-based functionality contemplated by the agreement. This introductory waiver applies only to SaaS services. For example, during the three and six months ended June 30, 2025, the Company entered into SaaS agreements in connection with the North Hollywood and Glendale Smart Stores. While these agreements were executed, the transaction price allocated to SaaS was zero because the Company elected to not provide such services as part of its early commercialization strategy. As a result, no revenue related to SaaS or maintenance services has been recognized for the periods presented. When implemented, SaaS revenue will be recognized ratably over the subscription term, typically one year, and maintenance revenue will be recognized over the contract period. We believe these services will represent a growing and recurring component of our revenue model in future periods.

Introductory SaaS Concession

To support early customer adoption and refine the performance of initial deployments, the Company implemented an introductory concession under which customers receive up to twelve months of SaaS access at no charge. During this period, the enhanced cloud-based SaaS functionality has not been activated, and therefore no SaaS revenue has been recognized. The introductory waiver applies only to SaaS services. Because SaaS subscription fees are waived during the introductory period, the transaction price allocated to SaaS is $0 for the periods presented, and all consideration is allocated to the Smart Store hardware in accordance with ASC 606-10-32-28. Maintenance services must be contracted separately and were not contracted for in the periods presented.

The Company evaluated its revenue arrangements in accordance with ASC 606-10-25-19 through 25-22 and determined that Smart Store hardware, SaaS services, and maintenance services are separate performance obligations. The Smart Store is fully functional upon delivery without SaaS activation, the SaaS platform does not significantly modify or customize the hardware, and the promises are not highly interdependent or interrelated. As a result, Smart Store revenue is recognized at a point in time, while SaaS and maintenance revenues, once activated or contracted, will be recognized over time. For product sales, revenue is typically recognized at the point in time when control is transferred, which generally occurs upon shipment or delivery, depending on the terms of the contract.

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

VenHub Global, Inc.

Date: December 12, 2025	By:	/s/ Shahan Ohanessian
	Name:	Shahan Ohanessian
	Title:	Principal Executive Officer

VenHub Global, Inc.

Date: December 12, 2025	By:	/s/ Matt Hidalgo
	Name:	Matt Hidalgo
	Title:	Principal Financial and Accounting Officer