Form 10-K
period 2025-12-31
VenHub Global, Inc.
filed 2026-03-24
CIK 1972234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-290703

VenHub Global, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-2083580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5360 Procyon Street

Las Vegas, NV 89118

(Address of principal executive offices)

Registrant’s telephone number, including area code: (888) 585-4999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	VHUB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

15,547,669 shares common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 31, 2025, the last business day of the Registrant’s most recently completed fiscal year, there was no market value of our common stock held by non-affiliates because the Company was not yet public.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 23, 2026 was 84,878,857

TABLE OF CONTENTS

GENERAL INFORMATION

i

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance, or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions, or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”

ii

PART I

Item 1. Business

Company Overview

VenHub Global, Inc. (the “Company”) was incorporated in the state of Wyoming on January 31, 2023, as “Autonomous Solutions, Inc.” and redomiciled in Delaware with the name VenHub Global, Inc. on August 15, 2024. The Company redomiciled in Nevada on October 3, 2025.

The Company has created “VenHub” as the core brand of its operations. The Company intends VenHub technology to combine the intelligence of a store with the efficiency of robotics. This will be achieved by providing customers with a unique shopping experience expected to be fully autonomous that operates 24/7. The Company believes that with its use of advanced sensors, artificial intelligence (AI), and robotics, VenHub is designed to ensure that customers will always have access to products with a few taps on their smartphones. From scanning and purchasing products to bagging and delivering them, VenHub’s robots will be able to take care of everything in a seamless and efficient manner. At this stage, our deployed AI systems are primarily focused on operational functions such as product verification, robotic navigation, and predictive maintenance. These capabilities improve order accuracy, fulfillment efficiency, and system uptime. While we are actively developing AI-driven personalization features, such as recommender engines designed to suggest products based on customer history, browsing patterns, and complementary items, these features remain in testing and are not yet deployed in live store environments. Accordingly, our current Smart Stores do not yet provide individualized tailoring of product offerings at this time. The VenHub Owners App provides AI-driven insights and recommendations using purchase data, customer metrics, forecasting, and conversational analytics. These analytics are operational today, though broader personalization features for customers are expected to be added only as development progresses. While the Company believes these applications represent meaningful advancements, it notes that artificial intelligence technology continues to develop rapidly, and the specific ways in which AI may be applied within VenHub Smart Stores may evolve in the future.

The Company was quoted on the Nasdaq Stock Market beginning on January 30, 2026, under the symbol “VHUB”.

Going Concern

We are currently a development stage company and to date we began recording revenue in 2025. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our operations, which is sufficient to sustain our operating needs, management intends to rely primarily upon debt and equity financing to supplement cash flows, if any, generated by our services. We will seek such financing as necessary to allow the Company to continue to grow our business operations, and to cover such cost, excluding professional fees, associated with being a reporting Company with the Securities and Exchange Commission (“SEC”); we estimate such costs to be approximately $1,000,000 for 12 months. The Company has included such costs to become a publicly reporting company in its targeted expenses for working capital expenses and intends to seek reasonable loans from friends, family, and business acquaintances if it becomes necessary. At this point we have been funded by our founders and initial shareholders and have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company except those shareholders listed herein.

As we are a start-up company, while we have begun generating revenue in 2025, it is still unclear whether we can sustain or grow our revenue generation; however, it is our hopes that our revenues will exceed our costs. Our revenues will be impacted by the success of our marketing campaigns, the general condition of the economy, and the number of clients we attract. For a further discussion of our initial operations, plan of operations, growth strategy and marketing strategy see the below section entitled “Description of Business”.

Vision and Mission Statements

To become a global leader in autonomous retail solutions, revolutionizing the shopping experience through cutting-edge innovation, advanced technology, and a commitment to sustainability, while delivering a seamless, efficient, and accessible shopping experience for consumers and equipping retail partners with scalable, cost-effective solutions that address the evolving demands of today’s dynamic marketplace.

VenHub Global, Inc.

The Company is developing “VenHub” as its flagship brand, aiming to revolutionize the retail landscape by blending the smart of traditional stores with the efficiency of cutting-edge robotics. VenHub’s technology is designed to deliver a fully autonomous shopping experience that operates 24/7, providing consumers with seamless access to products at any time, with just a few taps on their smartphones or online device.

Currently Available Features (Version 1 Smart Stores): Our Version 1 Smart Stores are currently available and include autonomous robotic systems for product selection, bagging, and delivery; inventory tracking and restocking alerts; a mobile application for browsing and purchasing; and store owner access to basic operational analytics. At present, our deployed AI and machine learning systems are focused on operational functions such as product verification through computer vision, robotic navigation, and predictive maintenance of hardware. These capabilities improve order accuracy, fulfillment efficiency, and system uptime.

In Development: We are actively developing enhancements such as ID verification technology for age-restricted products (e.g., alcohol and tobacco), expanded AI-driven analytics for store owners, and customer support infrastructure including 24/7 service and training materials. We are also developing AI-driven personalization features, including recommender engines intended to suggest products based on purchase history, browsing behavior, and complementary products. These personalization applications remain in testing and are not yet deployed in live store environments.

Future Opportunities: In addition, we are evaluating future potential features such as biometric authentication for secure transactions, solar-powered energy alternatives, and expanded product format options (including larger and mobile Smart Stores).

By utilizing advanced sensors, artificial intelligence (AI), and robotics, VenHub currently delivers a smooth and autonomous shopping experience, focused on accuracy, efficiency, and reliability. We believe that over time, our AI-driven algorithms will evolve to incorporate personalization features that can tailor product recommendations and customer interactions as these capabilities are developed and deployed.

For store owners, VenHub is designed to materially eliminate the need for a traditional workforce, leading to significant savings on labor costs and unlocking the potential for increased profitability. By leveraging a combination of AI, sensors, and robotics, VenHub currently provides core autonomous functionality, and we are developing additional features intended to enhance long-term performance and user experience.

VenHub is strategically positioned to transform everyday shopping, with a vision of creating a world where the shopping experience is effortless, highly convenient, and accessible to all.

Since April 13, 2023, VenHub has facilitated an offering of its Preferred Class B Shares pursuant to Regulation CF with an offering price ranging between $2.83 per share and $9.94 per share for a weighted average of $4.77 per share (the “CF Offering”). To date, VenHub has sold 675,015 shares of Preferred Class B Shares. The Company concluded its offering of Preferred Stock B class shares on September 3, 2025.

Corporate Structure

VenHub operates through four wholly owned subsidiaries: VenHub, LLC, VenHub Services, LLC, VenHub IP, LLC, and VenHub Stores, LLC. VenHub, LLC, VenHub Services, LLC, and VenHub IP, LLC, were incorporated as Delaware limited liability companies on September 19, 2024, (the “Operating Subsidiaries”) and are designed to focus on specific operational areas of the company. The Operating Subsidiaries are also being domesticated in the state of Nevada pursuant to NRS 92A.270. VenHub Stores, LLC was incorporated in Nevada on June 4, 2025, and is designed to focus on ownership of Company-owned stores (the Operating Subsidiaries and VenHub Stores, LLC, are collectively referred to as the “VenHub Subsidiaries”). Prior to their formation, all business activities were consolidated under the Parent Company, VenHub Global, Inc.

VenHub, LLC

VenHub, LLC, a wholly owned subsidiary of VenHub Global, Inc., oversees and/or manages the end-to-end sourcing, assembly, and distribution of VenHub Smart Stores. The subsidiary manages the procurement of high-quality components and materials, ensuring that each Smart Store is built to the highest standards of craftsmanship and reliability. VenHub, LLC oversees and/or manages the entire assembly process, ensuring that every Smart Store meets the rigorous quality expectations set by the Parent Company. Additionally, VenHub, LLC is responsible for the sales, installation, and seamless integration of these Smart Stores for its clients.

VenHub Services, LLC

VenHub Services, LLC, another subsidiary of VenHub Global, Inc., focuses on delivering comprehensive software and operational support for the VenHub Smart Stores. It provides Software as a Service (SaaS) solutions that power the Smart Stores, ensuring seamless customer access to the technology. VenHub Services, LLC also manages the licensing of this software, offering the necessary tools for clients to optimize their store operations. Additionally, the subsidiary provides ongoing software support, maintenance, and operational assistance to guarantee uninterrupted functionality and maximum efficiency for its Smart Store users.

VenHub IP, LLC

VenHub IP, LLC plays a pivotal role in managing the intellectual property portfolio that supports the innovative technology behind VenHub Smart Stores. This subsidiary is responsible for licensing its proprietary intellectual assets, including patents, trademarks, and other innovations, to both VenHub, LLC and VenHub Services, LLC. By centralizing the ownership and management of VenHub’s intellectual property, VenHub IP, LLC ensures the protection and continued enhancement of the company’s competitive advantage across its product and service offerings.

VenHub Stores, LLC

VenHub Stores, LLC focuses on the ownership of Company-owned stores. Currently, there are two (2) Company-owned store located at the Los Angeles Airport (LAX) and Union Station. The Company intends to research the viability of opening more Company-owned stores through VenHub Stores, LLC for the purposes of seeding strategic marketplaces, for research and development purposes, and when required by local municipalities and or others where we cannot offer our stores otherwise to purchasers.

The operations of all four VenHub Subsidiaries are and will be closely coordinated, ensuring an integrated and streamlined approach to delivering VenHub’s cutting-edge autonomous retail solutions. As the Company develops additional product offerings and services and expands, additional subsidiaries may be developed or established to optimize growth and address other corporate requirements.

Summary of VenHub Smart Store Features

The following features have been categorized for our VenHub Smart Stores into three groups: (i) features that are currently available in our Version 1 Smart Stores, (ii) features that are actively in development, and (iii) future opportunities that are conceptual and may be introduced depending on available resources, technical feasibility, and market demand. The following table summarizes these categories:

Category	Available Now (Version 1 Smart Stores)	In Development	Future Opportunities (Conceptual)
Core Store Operations	Autonomous robotic picking, bagging, and delivery; mobile app ordering; basic analytics for store owners.	Expanded AI-driven analytics; enhanced forecasting tools.	Advanced biometric authentication for secure transactions.
Customer Experience	24/7 autonomous operation; product browsing and checkout via mobile app.	24/7 customer support infrastructure; training materials and self-service portal. Development of AI-driven personalization features, such as recommender engines to suggest products based on purchase history and preferences (currently in testing, not yet deployed).	Future expansion of AI-driven personalization capabilities, enabling tailored shopping experiences as technology matures
Compliance Features	Standard security and inventory tracking.	ID verification technology for age-restricted sales (alcohol/tobacco).	Expanded compliance modules as new regulations emerge.
Energy & Infrastructure	Energy-efficient lighting; battery backup.	Solar-powered alternatives (in development).	Next-generation sustainability features.
Formats & Scalability	200 sq. ft. modular Smart Stores; expandable side-by-side units.	Mobile Smart Stores (on wheels); retrofit Smart Stores for existing spaces.	Larger-format Smart Stores; joint ventures with big-box retailers.
Security	Bulletproof glass, access controls, cameras, intrusion detection software.	Enhanced robotics-enabled lockers for package handling.	AI-driven predictive security and theft-prevention tools.

Competition

VenHub’s Competitive Positioning

We believe we are one of the early leaders in providing end-to-end fully autonomous convenience store services using AI robotics. Our Smart Stores are designed to operate 24 hours per day, seven days a week. With no employees required to operate the Smart Store, store owners have no store employee labor costs. We believe this provides a competitive cost advantage to store owners, particularly as labor costs have increased historically.

Each VenHub Smart Store will be designed with bullet proof glass, steel doors with padlock and electric locks, robust access control systems, and 24/7 monitoring with real-time alerts via the store owner app interface. Each Smart Store will include interior and exterior sensors as well as intrusion software for the robots. We believe these security features, combined with our self-service delivery windows, provide store owners with the ability to avoid retail shrinkage.

We believe our AI-enabled store owner app interface provides a comprehensive real-time inventory optimization platform that is unprecedented in the convenience store industry. In our view, these data driven insights competitively position VenHub to attract new store owners that could then significantly scale our operations from an emerging AI and robotics-enabled convenience store provider.

VenHub’s Competitive Landscape

The autonomous retail and smart vending space is rapidly evolving, with companies such as Amazon Go, AiFi, and Zippin introducing cashierless technology and vending innovations, among many potential other entrants and participants. However, VenHub distinguishes itself through a fully modular physical store platform with robotic picking arms, integrated AI, and an end-to-end operating model for independent store ownership. Unlike competitors focused solely on SaaS or retail chain use, VenHub enables entrepreneurial access to autonomous retail infrastructure, making it a first mover in this owner-operator model at scale.

Intellectual Property

Intellectual property (“IP”) is critical to VenHub’s strategy, safeguarding the innovative technologies that drive our competitive advantage. Through patents, the Company protects our robotics, AI, and smart infrastructure solutions, creating barriers to entry for competitors and unlocking licensing and partnership opportunities. IP protection ensures our ability to innovate independently and differentiate our offerings in the market.

●	Impact of IP on Business Success: The strength of the Company’s IP portfolio directly influences our market leadership and growth potential. Securing and enforcing patents prevents competitors from replicating our innovations, preserving our revenue streams and enabling long-term monetization. Strong IP also bolsters investor confidence and supports strategic partnerships, further enhancing our market position.

●	The Lifespan and Strategic Management of Patents: Provisional patents provide an initial 12-month protection period, during which we refine and transition innovations to utility patents with a 20-year lifespan. This timeline allows the Company to protect our advancements while continuously investing in new IP to maintain a dynamic, forward-looking portfolio that ensures long-term market relevance.

●	Leveraging IP for Growth and Risk Management: The Company’s IP strategy not only protects our technology but also positions us for growth by enabling licensing, co-development, and partnerships. We mitigate risks through thorough patent drafting, prior art searches, and legal defense planning, ensuring our innovations remain secure as we lead the automated retail industry.

●	Driving Innovation and Market Leadership: VenHub’s IP portfolio is a cornerstone of our business, enabling us to deliver cutting-edge solutions and maintain a competitive edge. By prioritizing innovation and robust IP management, we ensure sustainable growth and continue to shape the future of automated retail.

Patents Pending

As of December 31 2025, the Company had 25 unique patent applications, consisting of 19 provisional patents and 6 utility patent applications. The patents were filed with the United States Patent and Trademark Office (USPTO) by the inventors, Shahan and Shoushana “Suzy” Ohanessian, our founders. We are in the process of formally assigning the patents to our wholly owned subsidiary, VenHub IP, LLC. These patents form a critical part of our strategy to protect our technological innovations and products. Provisional patents provide an initial filing date and grant the ability to label innovations as “patent pending,” but do not grant enforceable rights. To secure long-term protection, we intend to transition any provisional applications to non-provisional utility patents, initiating the USPTO’s thorough examination process for patentability. Our intellectual property portfolio reflects our commitment to innovation, with applications covering a range of technologies, including automated systems, advanced robotics, retail security, and smart infrastructure. We recognize the importance of safeguarding our proprietary technology, and through our planned utility patent filings, we aim to establish enforceable intellectual property rights that provide us with a competitive advantage in the market.

Below is a list of our current patents pending:

Application No.	Title	Filing Date
63/606,111	Automated Gantry System for Precise Item Handling, Storage and Delivery	12/05/2023
18/970,312	Automated Gantry System for Precise Item Handling, Storage, and Delivery	12/05/2024
63/627,091	Innovative Expandable Housing Unit with Hydraulic Expansion and Locking System for Enhanced Mobility and Structural Integrity	1/31/2024
19/042,357	Expandable and Collapsible Building Unit	1/31/2025
63/636,727	PrecisionPack: Automated Product Packaging and Delivery System with Advanced Bagging Technology	4/20/2024
19/183,421	Automated Product Packaging and Delivery System with Advanced Bagging Technology	4/18/2025
63/636,730	SyncFridge: Smart Synchronized Refrigerator System for Seamless Item Retrieval	4/20/2024
19/183,272	Automated Door Control System for Refrigerated Product Storage	4/18/2025
63/791,979	Modular Snap-In Component Mounting and Power Distribution System	4/21/2025
63/639,337	Versatile Pneumatic End Effector System with Rotating Gripper Attachment for Enhanced Product Handling	4/26/2024
19/191,132	Versatile Pneumatic End Effector	4/28/2025
63/820,832	Automated Security System With Intrusion Detection and Robotic Arm Defense	6/10/2025
63/820,837	Real-Time Cabinet Position Display System for Automated Retail Environments with Adjustable Shelf Heights	6/10/2025
63/820,845	Self-Cleaning and Sanitizing Retail Shelves	6/10/2025
63/820,892	Advanced Automated Packaging and Delivery System with Intelligent Boxing Technology	6/10/2025
63/826,078	Sonic Deterrent System for Unattended Retail Stores	6/18/2025
63/827,236	Smart Inventory Management Using Predictive AI	6/20/2025
63/837,248	AI-Enhanced Motion Detection System for Advanced Security Monitoring in Commercial Environments	7/2/2025
63/840,274	Gridlock Floor-Based Snap-In Power Distribution System for Seamless Component Integration	7/8/2025

63/854,007	Protective Film System for Bullet-Resistant Glass Surfaces	7/30/2025
63/853,981	Smart Bullet-Resistant Glass Surface with Adjustable Opacity	7/30/2025
63/853,992	Mobile Autonomous Store System for Dynamic Retail Environments	7/30/2025
63/862,818	Intelligent Backup Power Management System for Enhanced Resilience and Security in SmartStores	8/13/2025
63/871,840	GPS-Enabled Smart Anti-Theft Tags for Enhanced Retail Security	8/28/2025
63/872,615	Sliding Shelf System for Autonomous Repositioning of Shelving Units	8/29/2025
63/872,700	Tamper Evident Self Destructing Tags for Enhanced Security of High-Value Retail Items	8/29/2025
63/636,730	SyncFridge: Smart Synchronized Refrigerator System for Seamless Item Retrieval (Expired Provisional Application)	4/20/2024
19/183,272	Automated Door Control System for Refrigerated Product Storage (Pending Utility Application)	4/18/2025
63/791,979	Modular Snap-In Component Mounting and Power Distribution System (Pending New Provisional Application)	4/21/2025
63/639,337	Versatile Pneumatic End Effector System with Rotating Gripper Attachment for Enhanced Product Handling (Expired Provisional Application)	4/26/2024
19/191,132	Versatile Pneumatic End Effector (Pending Utility Application)	4/28/2025
63/820,832	Automated Security System With Intrusion Detection and Robotic Arm Defense (Pending New Provisional Application)	6/10/2025
63/820,837	Real-Time Cabinet Position Display System for Automated Retail Environments with Adjustable Shelf Heights (Pending New Provisional Application)	6/10/2025
63/820,845	Self-Cleaning and Sanitizing Retail Shelves (Pending New Provisional Application)	6/10/2025
63/820,892	Advanced Automated Packaging and Delivery System with Intelligent Boxing Technology (Pending New Provisional Application)	6/10/2025
63/826,078	Sonic Deterrent System for Unattended Retail Stores (Pending New Provisional Application)	6/18/2025
63/827,236	Smart Inventory Management Using Predictive AI	6/20/2025
63/837,248	AI-Enhanced Motion Detection System for Advanced Security Monitoring in Commercial Environments	7/2/2025
63/840,274	Gridlock Floor-Based Snap-In Power Distribution System for Seamless Component Integration	7/8/2025

The key areas of focus for our intellectual property include:

●	Robotics: Pneumatic end effector system, integrated retail shelves system (including display, installation, and replacement), and security system with automated robotic guards.

●	Artificial Intelligence: Motion sensor technology and biometric verification, smart inventory management, virtual reality, and repair.

●	Automation: Autonomous product management (handling, storage, and delivery), mobile store system (real-time position display, cabinet rearrangement), and self-operational system (self-repair and self-clean).

●	Store Operations: Assets and techniques (housing unit, mounting, refrigeration, power distribution, and backup), tech-enabled operations (vendor management, sanitation, LED lighting, and EMI shielding), and security protection (tracking, tagging, and detection).

●	Process: Precise item placement, intelligent bagging, and customer-tailored delivery methods.

Trademarks

We have filed a trademark application for the mark “VenHub” with the United States Patent and Trademark Office (USPTO), under serial number 97785070. The application was filed on February 7, 2023, and is currently under examination. This trademark is a key asset for protecting our brand identity and marketing efforts. We will continue to monitor the application process and take necessary actions to secure registration of the “VenHub” mark as part of our intellectual property strategy.

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the commencement and completion of contracts during any particular quarter, and new store openings. Because a portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

Employees

The Company currently employs two full-time employees and over 30 independent contractors. These individuals support key areas of the Company’s operations, including management, technology development, and production. The Company plans to expand its workforce as it scales, including the conversion of independent contractors to full-time employees. Additionally, the Company engaged a Professional Employer Organization (PEO) in October 2025 to optimize costs associated with scaling, streamline payroll and compliance processes, and develop comprehensive fringe benefit programs to attract and retain top talent during the early development cycle of the business.

As of December 31, 2025, our senior management team leads strategic planning, business development, and operations. Our technology team focuses on advancing the Company’s robotic AI platform, with an emphasis on software design and enhancing efficiencies for both consumers and store operators. Production and assembly team members prioritize improving processes to support the scalable deployment of our Smart Stores. As the Company grows, we anticipate increasing headcount in these critical areas to support ongoing innovation and operational expansion.

The Company places strong emphasis on fostering an innovative and collaborative work environment. In alignment with SEC Regulation S-K 101(c)(2)(ii), the Company considers human capital measures and objectives material to its operations, including employee recruitment, retention, training, and diversity initiatives. These measures aim to maintain a skilled workforce capable of driving the Company’s strategic goals. Specific programs include providing training in advanced robotics, AI technologies, and operational best practices.

The Company’s flexible business model allows it to adjust team resources based on sales growth and operational needs. This adaptability supports sustainable growth while aligning with the Company’s financial objectives and strategic priorities.

Corporate Information

VenHub Global, Inc. was incorporated in the state of Wyoming on January 31, 2023, as “Autonomous Solutions, Inc.” On August 15, 2024, the Company domesticated in the state of Delaware as “VenHub Global, Inc.” The Company redomiciled in Nevada on October 3, 2025. Our executive offices are located at 5360 Procyon St. Las Vegas, NV 89118. Our website is https://www.VenHub.com. The information contained on our website or accessible thereby shall not be deemed to be incorporated into this Annual Report.

On October 3, 2025, the Company filed Form S-1 with the SEC, which was amended by post-effective amendment(s) on November 21, 2025, December 12, 2025, December 31, 2025, January 15, 2026, and January 21, 2026, which was deemed effective on January 28, 2026. The Company filed Form 8-A12B with the SEC on January 27, 2026.

Item 1A. Risk Factors

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below before investing in our Common Stock. If any of the following risks occur, our business, operating results, and financial condition could be seriously harmed.

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

We are currently focused on the development and commercialization of our autonomous store products. As of the date of this filing, five stores have been developed, including two stores deployed directly by the Company. Our pre-orders and current deployments may not be indicative of future revenue or growth. Any future revenues and growth are dependent on our ability to convert our pre-orders into deployed and revenue-generating units, as well as management’s assessment of market opportunities.

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

While our Version 1 Smart Stores are commercially available today, many of the features we describe in this filing — including ID verification technology for age-restricted products, enhanced AI-driven analytics, solar-powered alternatives, and mobile or retrofit Smart Store formats — are still in development. In addition, we are evaluating a number of longer-term opportunities, such as larger-format Smart Stores, biometric authentication, and expanded personalization capabilities, which remain conceptual at this stage.

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

Variations in local permitting and zoning rules may delay or even prevent roll out of VenHub Smart Stores in certain locales that could affect our overall footprint.

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

Our Chief Executive Officer, Shahan Ohanessian, along with his wife, Shoushana Ohanessian, who sits as Chairwoman of the Board of Directors, hold, through their limited liability company SSO, LLC, 57,935,029 shares of Common Stock, and 100,000 Series C Preferred Stock which, have voting rights equal to exactly 1,000 votes per each share of Series C Preferred Stock, for a total of 15,7935,029 votes. As a result, Mr. and Mrs. Ohanessian will collectively hold over 87% voting rights on all matters presented to shareholders, limiting shareholders’ ability to affect decision making.

Our executive employment agreements include significant cash bonus and equity award provisions, which could increase our expenses or result in substantial dilution to our stockholders.

In July 2025, we entered into new employment agreements with our Chief Executive Officer and our President, which became effective in October 2025. These agreements provide for base salaries, potential cash bonuses, and equity awards tied to geographic expansion and performance milestones. While the aggregate potential annual cash bonuses under these agreements could total up to $3.2 million, the payment of such bonuses is subject to the availability of surplus cash, approval of our Board of Directors, and achievement of specified conditions. Accordingly, there can be no assurance as to the timing or amount of any such payments; however, if paid, these bonuses could materially increase our operating expenses and impact our liquidity in future periods.

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

We may also face additional litigation risks and costs related to our forum-selection provisions in our Amended and Restated Bylaws in connection with the reincorporation. Under Nevada Revised Statutes § 78.747, we may adopt exclusive forum provisions for internal corporate claims. While Nevada law expressly permits such provisions, they may still be subject to legal challenges, potentially resulting in parallel proceedings, increased costs, or unenforceable provisions. (See “Description of Securities—Certain Provisions of Nevada Law and of Our Governing Documents.”)

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

As a public company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:

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

Material weaknesses in our internal control over financial reporting could result in material misstatements of our financial statements and impair our ability to produce timely and accurate financial information.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2025. Although we have implemented certain remediation measures and continue to take steps to strengthen our internal control environment, our efforts may not be sufficient to remediate these material weaknesses in a timely manner or at all.

If we are unable to remediate these material weaknesses and maintain effective internal control over financial reporting, we may be unable to accurately report our financial results on a timely basis. This could result in restatements of our financial statements, regulatory scrutiny, loss of investor confidence, or a decline in the market price of our securities. Additionally, ineffective internal controls could cause us to incur increased costs associated with compliance, internal control remediation efforts, and potential litigation or regulatory actions.

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

Our Significant Executive Cash Compensation Obligations May Adversely Affect Our Liquidity and Operational Flexibility

Under our executive employment agreements, we are obligated to pay high base salaries, guaranteed cash bonuses, expense allowances, and severance benefits. These commitments include annual cash bonuses totaling over $3.2 million and significant severance entitlements. The payment of such bonuses is subject to the availability of surplus cash, approval of our Board of Directors, and achievement of specified conditions. Accordingly, there can be no assurance as to the timing or amount of any such payments; however, if paid, these bonuses could materially increase our operating expenses and impact our liquidity in future periods.

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

Our status as an “emerging growth company” under the JOBS Act Of 2012 may make it more difficult to raise capital when we need to do it.

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation, exemptions from the requirement to obtain an auditor attestation report on the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and relief from certain other public company reporting requirements.

In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period for complying with new or revised financial accounting standards applicable to public companies. As a result, our financial statements may not be comparable to those of other public companies that are not emerging growth companies or that have opted out of using the extended transition period.

Because of these exemptions, some investors may find our securities less attractive, which could make it more difficult for us to raise additional capital as and when we need it. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three-year period, or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934.

If we cease to qualify as an emerging growth company, we would be required to comply with additional reporting and disclosure requirements applicable to other public companies, including compliance with new or revised accounting standards as of the dates required for other public companies and, potentially, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. These additional requirements could increase our legal, accounting, and compliance costs and place additional demands on our management and financial resources.

If investors believe that our financial reporting is less transparent or comparable than that of other companies, they may be less willing to invest in our securities. Any such perception could adversely affect the trading price of our common stock and our ability to raise additional capital, which could materially and adversely affect our financial condition and results of operations.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur ongoing costs and expenses for SEC reporting and compliance, with minimal revenues and operations at a net loss we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Going forward, the Company will have ongoing SEC compliance and reporting obligations, estimated as approximately $1,000,000 annually. Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

Our Chief Executive Officer will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our Company, our chief executive officer will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. His interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our future results may vary significantly in the future which may adversely affect the price of our common stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

We Are Unlikely To Pay Dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders. Prospective investors will likely need to rely on an increase in the price of Company stock to profit from an investment. There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase. If prospective investors purchase Shares pursuant to this Offering, they must be prepared to be unable to liquidate their investment and/or lose their entire investment.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price. The potential or likelihood of an increase in share price is questionable at best.

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

Our Amended and Restate Bylaws designate the state courts of Nevada as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Pursuant to our Amended and Restated Bylaws unless we consent in writing to the selection of an alternative forum, the state courts of the State Nevada will be the sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, or stockholders to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of Chapter 78 of Nevada Revised Statutes, our articles of incorporation or our bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the state courts of the State Nevada as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

Item 2. Properties

We do not own any real property. The Company’s principal business and corporate address is 5360 Procyon Street Las Vegas, NV 89118 which is comprised of office and warehouse/assembly space.

On February 11, 2025, the Company signed a lease for a new warehouse in Bell Gardens, CA. The purpose of the space is to store materials for future store orders and is month to month with a base rent of $15,000.

On April 10, 2025, the Company entered into a new lease agreement for an assembly production facility in Las Vegas, Nevada. The right to use, triple net lease is for a term of two years with two option renewal periods totaling up to four additional years that the Company is likely to subsequently exercise with a base rent of $12,371.

On May 29, 2025, the Company signed a right of entry Los Angeles County Metro Transportation Authority for its flagship Company owned store. The right of entry is month to month with a $2,000 monthly fee.

On November 3, 2025, the Company entered into a kiosk lease agreement with the Los Angeles County Metropolitan Transportation Authority for Kiosk Space 7 and Storage Space 3 located at Union Station East, Los Angeles, California for a term of three years . The right to use lease provides for fixed monthly base rent and fixed additional rent (common area charges), for $2,000 total, with scheduled increases over the lease term.

We are continuing to explore expansion of our production and facilities to the East Coast, Central US and Southern US. Once our domestic expansion has been completed, we plan to expand into other continents and countries. We plan on developing locations to meet demand while also partnering with other parties to optimize customer reach and costs associated with deploying our offerings.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosure.

Not Applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the Nasdaq Stock Market trading under the symbol “VHUB.”

Holders of our Common Stock

As of March 23, 2026, there were approximately 2,785 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories, or others in unregistered form. The stock transfer agent for our securities is VStock Transfer.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Unregistered Sales of Equity Securities

During the period from April 15, 2023 through December 31, 2025 (the “Reporting Period”), we issued the following unregistered securities. Unless otherwise indicated, share amounts are presented on an as-issued basis.

Issuances for Services Rendered (Section 4(a)(2))

From April 15, 2023 through December 31, 2025, we issued an aggregate of 7,858,308 shares of common stock to consultants and other service providers as consideration for bona fide services (the “SR Issuances”).

These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering. Each recipient represented investment intent, had access to information necessary to make an informed investment decision, and was sophisticated within the meaning of the federal securities laws. No general solicitation or general advertising was used. The shares are “restricted securities” under Rule 144; appropriate restrictive legends and stop-transfer instructions were, or will be, applied.

Private Placements for Cash (Rule 506(b))

In June 2025, we completed a private placement of Units, each Unit consisting of two (2) shares of common stock and one (1) warrant to purchase one share of common stock. We sold 405,162 Units at $8.64 per Unit for gross proceeds of $3,500,000. The accompanying warrants carry a $4.32 per-share exercise price and are otherwise on customary private-placement terms. In total, the Unit sale resulted in the issuance of 810,184 common shares and 405,162 warrants.

These sales were made in reliance on Rule 506(b) of Regulation D. We did not use general solicitation or advertising. All purchasers were (or were represented to be) accredited investors within the meaning of Rule 501(a). Each purchaser represented investment intent and was afforded access to information necessary to make an informed investment decision. Certificates or book-entry statements bear appropriate restrictive legends, and stop-transfer instructions were issued. We have filed or will file a Form D and make any required state notice filings.

Use of proceeds: All cash proceeds from this financing were used to purchase parts and accessories for VenHub Smartstore testing and units for sale, consistent with our financial statement disclosures.

Issuance Pursuant to Settlement with TGAA (Section 4(a)(2))

On May 15, 2025, we issued 3,462,375 shares of common stock to the TGAA parties in connection with a settlement agreement (the “TGAA Settlement”). Under that agreement, the TGAA parties agreed to forfeit 100,000 shares to treasury upon a direct listing of our common stock, resulting in 3,362,375 shares held by the TGAA parties upon listing. These securities were issued in reliance on Section 4(a)(2) of the Securities Act; no fairness hearing occurred. No general solicitation or general advertising was used. Certificates or book-entry statements bear appropriate restrictive legends, and the shares are subject to transfer restrictions.

Regulation CF — Series B Preferred

Beginning in April 2024, we conducted a Regulation CF offering of our Series B Preferred Stock, under which we sold 675,015 shares of Series B Preferred for aggregate proceeds of $2,735,670.99 at an average price of $4.05 per share. Prior to receiving payment, 3,943 of those shares were issued, for which the Company never received payment. The Series B Preferred converts into common stock on a 1:1 basis on or about September 30, 2025 (conversion solely for illustration of potential dilution; the sales reported here were the unregistered Reg CF sales of preferred shares).

Use of proceeds: Amounts raised under Regulation CF were used to purchase parts and accessories for VenHub Smartstore testing and units for sale.

Additional Information Applicable to All Unregistered Sales

Except as described above, no underwriters were involved in the foregoing transactions, and no underwriting discounts or commissions were paid by us (other than any ordinary 506(b) placement-agent compensation, if applicable, which would be disclosed in our financial statements or a subsequent amendment). The foregoing offers and sales were made without registration under the Securities Act, and the securities may not be offered or sold in the United States absent registration or an applicable exemption from registration. We believe the above transactions were exempt from registration as noted, did not involve a public offering, and were conducted in compliance with applicable state securities (“blue sky”) laws.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of VenHub Global, Inc.

Organizational Overview

VenHub, Global Inc. (which may be referred to as the “Company”, “we,” “us,” or “our” doing business as Venhub) was registered in Wyoming on January 31, 2023, as Autonomous Solutions Inc. On August 15, 2024, the Company redomiciled from Wyoming to Delaware and also renamed the Company to VenHub Global, Inc. (“VenHub”). On October 3, 2025, the Company redomiciled from Delaware to Nevada.

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

As described in “Business of VenHub and Certain Information About VenHub,” the Company’s Smart Stores are delivered as fully functional physical autonomous retail units capable of performing core physical and mechanical robotic operations using embedded software installed at deployment. SaaS activation is not required for the Smart Store to perform these core physical functions and is addressed separately pursuant to distinct SaaS agreements as the Company transitions to scaled commercial operations.

The Company is in the initial deployment phase of its Smart Store platform. While customer agreements contemplate that purchasers will subscribe to the Company’s cloud-based SaaS platform, the enhanced SaaS functionality has not yet been activated for customer use. For early deployments, the Company has implemented an introductory concession under which SaaS subscription fees may be waived for up to twelve months. Accordingly, no SaaS revenue has been recognized to date.

As of the date of this filing, none of the Company’s deployed Smart Stores have software-as-a-service (“SaaS”) functionality activated, and the Company does not currently provide analytics, dashboards, reporting tools, or other operator-facing software to store owners or operators. Any mobile application functionality is limited to consumer product browsing, ordering, and checkout, is provided free of charge to customers, and is not part of the Company’s SaaS platform. The Company expects to introduce customer-accessible and operator-accessible SaaS functionality in future Smart Store versions under separate commercial terms.

As of the date of this filing, the Company has deployed five (5) Smart Stores, and none of these stores have SaaS functionality activated. Accordingly, five of five (5 of 5), or 100%, of the Company’s deployed Smart Stores are currently operating without SaaS activation.

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

As of December 31, 2025, the Company has over 1,400 pre-orders from potential customers. The Company started fulfilling its orders in the first quarter of 2025, selling its first two stores in North Hollywood, and Glendale, California respectively. In the second quarter VenHub opened its Company owned flagship store at Los Angeles Airport (LAX) In the third quarter the Company sold a store which opened in Hollywood, CA. VenHub deployed a Company owned store at Union Station Los Angeles during the fourth quarter of 2025.

Key Factors Affecting Our Performance

Our Company has limited operating history. The Company was formed as a corporation in 2023. We have limited established business operations, and it is currently unclear, if any, of our current and intended plans may come into fruition and, if they do, which ones will be a success. To date, the Company has incurred net losses and has generated limited revenue. There is no assurance that the Company will ever be able to establish successful business operations, become profitable or generate sufficient revenues to operate our business or pay dividends.

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

Revenue

Our revenue to date has been derived primarily from the sale of Smart Stores and product sales in our Company owned stores. Revenue from Smart Store sales is recognized when control of the unit transfers to the customer, generally upon delivery. The revenue from product sales (items sold through the VenHub store) is recognized when control of the product transfers to the end customer, which generally occurs at the point of sale when the customer completes the transaction and the product is dispensed from the Smart Store.

For our initial Smart Store deployments, the Company has granted a temporary commercial waiver of SaaS consideration for up to twelve (12) months for initial deployments. During this period, the Company does not provide the enhanced cloud-based functionality contemplated by the agreement. This introductory waiver applies only to SaaS services. For example, during the year ended December 31, 2025, the Company entered into SaaS agreements in connection with the North Hollywood and Glendale Smart Stores. While these agreements were executed, the transaction price allocated to SaaS was zero because the Company elected not to provide such services as part of its early commercialization strategy. As a result, no revenue related to SaaS or maintenance services has been recognized for the periods presented. When implemented, SaaS revenue will be recognized ratably over the subscription term, typically one year, and maintenance revenue will be recognized over the contract period. We believe these services will represent a growing and recurring component of our revenue model in future periods.

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

The Company evaluated its revenue arrangements in accordance with ASC 606-10-25-19 through 25-22 and determined that Smart Store hardware, SaaS services, and maintenance services are separate performance obligations. The Smart Store is fully functional upon delivery without SaaS activation, the SaaS platform does not significantly modify or customize the hardware, and the promises are not highly interdependent or interrelated. As a result, Smart Store revenue is recognized at a point in time, while SaaS and maintenance revenues, once activated or contracted, will be recognized over time. For product sales, revenue is typically recognized at the point in time when control is transferred, which generally occurs upon shipment or delivery, depending on the terms of the contract

Going Concern

As reflected in the accompanying financial statements, during the year ended December 31, 2025, the Company incurred a working capital deficit of $9,192,737 and negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. During the next twelve months, the Company intends to fund its operations with funds from revenue-producing activities by fulfilling the pre order list along with exploring both additional equity and debt financing. If the Company cannot secure additional short-term capital, it may cease operations. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America, which it believes to be credit worthy. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. As of December 31, 2025, the Company’s cash was less than $250,000 and fully insured. At December 31, 2024 the Company had $1,102,892 more than the federally insured limit.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025, the Company had $89,634 cash on hand and no cash equivalents. At December 31, 2024, the Company had $1,352,892 of cash on hand and no cash equivalents.

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

Refer to Note 10 to the Financial Statements for liabilities measured at fair value at December 31, 2025, and December 31, 2024.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income. As of December 31, 2025, the Company had $1,275,078 of property and equipment, net. The Company had $109,664 of property and equipment, net at December 31, 2024.

Depreciation is provided using the straight-line method, based on useful lives of the assets, which the Company estimates is 5 years. The Company’s property and equipment is comprised of machinery and equipment and leasehold improvements whose useful life is the lesser of the remaining lease term or estimated useful life.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. The Company had no impairment as of December 31, 2025.

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

As of December 31, 2025, the net book value of capitalized company-owned store and display assets was $973,052, which is included in “Property and Equipment, net” on the consolidated balance sheets. There was $35,208 depreciation expense related to company-owned store assets/display centers for the year ended December 31, 2025 and no depreciation expense for the year ended December 31, 2024.

Depreciation expense for the year ended December 31, 2025 and 2024, was $104,642 and $48,279 respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of December 31, 2025, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

Stock Based Compensation

The Company recognizes as compensation expense all share-based payment awards made to employees, directors, and consultants including grants of stock, stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant and is recognized over the service period.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the disclosure and description of other segment items, the inclusion of all current annual disclosures about a reportable segment in interim periods, allows for disclosure of multiple measures of a reportable segment’s profit or loss, requires disclosure of the CODM’s title and position, and requires a description of how the CODM uses reported measures in assessing the performance of reportable segments and in making decisions pertaining to allocation of resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard. See Note 11 for further information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires the annual disclosure of specific categories in the rate reconciliation and additional information for the reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has adopted this standard. See Note 8 for further information.

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

Results of Operations for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Revenues and cost of goods sold

There was $864,450 of revenue and $583,760 in cost of goods sold for the year ended December 31, 2025. $750,000 of the revenue was related to our store sales and $114,450 relating to our store product revenue from our Company owned stores. VenHub incurred $513,778 in cost of goods sold relating to our smart store revenue and $69,982 relating to product sales.

There was no revenue or cost of goods sold for the year ended December 31, 2024, as the Company was still developing its prototype store through research and development.

General and administrative expenses

For the year ended December 31, 2025

Our total operating expenses for the year ended December 31, 2025 were $39,711,655. This was comprised of $31,891,975 in share based compensation, $1,852,378 in contractor expense, $1,435,000 in accrued payroll and compensation, $1,215,098 in research and development relating to developing and enhancing the smart store, $938,678 in legal and professional expense, $740,731 in advertising, $548,751 in travel, $453,064 in rent, $173,594 in software, $106,221 in dues and subscriptions, $104,728 in utilities, , $104,643 in deprecation, $47,619 in office supplies, $37,095 in insurance, $19,861 in repairs and maintenance, $14,167 in meals and entertainment and $28,052 in miscellaneous expense.

We incurred $22,968,198 in other expense for the year ended December 31, 2025 consisting of $22,287,419 in settlement expense, $563,069 in interest expense and $117,710 of change in fair value of convertible debt.

As a result of the foregoing, we had a net loss of $62,399,163 for the year ended December 31, 2025.

For the year ended December 31, 2024

Our total operating expenses for the year ended December 31, 2024 were $9,034,016. This was comprised of $4,515,182 of non-cash share based compensation, $1,270,000 in accrued payroll and compensation, $875,975 for research and development relating to developing and enhancing the smart store, $771,864 in advertising in relation to our crowdfunding efforts, $718,041 in contractor expense, $262,724 in legal and professional expense, $209,388 in travel, $103,648 in rent, $74,176 in software, $62,967 in dues and subscriptions $48,279 in depreciation, $46,298 in office supplies, $30,614 in utilities, $17,774 in repairs and maintenance, $14,938 in meals and entertainment and $12,148 in miscellaneous expenses.

We incurred $358,686 of other expense comprised of $165,889 in interest expense and $192,797 in change of fair value of convertible debt for the period.

As a result of the foregoing, we had a net loss of $9,392,702 for the year ended December 31, 2024.

Results of Operations for the Year Ended December 31, 2025, Compared to 2024

Expense Category	2025	2024	Change ($)		Change (%)
Share-based compensation	$31,891,975	$4,515,182		$27,376,793	606.3%
Contractor expense	$1,852,378	$718,041		$1,134,337	158.0%
Payroll and compensation	$1,435,000	$1,270,000		$165,000	13.0%
Research and development	$1,215,098	$875,975		$339,123	38.7%
Legal and professional	$938,678	$262,724		$675,954	257.3%
Advertising	$740,731	$771,864		$-31,133	(4.0)%
Travel	$548,751	$209,388		$339,363	162.1%
Rent	$453,064	$103,648		$349,416	337.1%
Software	$173,594	$74,176		$99,418	134.0%
Dues and subscriptions	$106,221	$62,967		$43,254	68.7%
Utilities	$104,728	$30,614		$74,114	242.1%
Depreciation	$104,643	$48,279		$56,364	116.7%
Office supplies	$47,619	$46,298		$1,321	2.9%
Insurance	$37,095	$2,827		$34,268	1212.2%
Repairs and maintenance	$19,861	$17,774		$2,087	11.7%
Miscellaneous	$28,052	$9,321		$18,731	201.4%
Meals and entertainment	$14,167	$14,938	$	-(771)	(5.2)%
Total Operating Expenses	$39,711,655	$9,034,016		$30,677,639	339.6%

Total operating expenses increased to $39.7 million in 2025 from $9.0 million in 2024, an increase of $30.7 million, or 339.6%. The increase was primarily driven by a $27.4 million rise in share-based compensation, which represented the largest component of operating expenses in 2025 and was associated with equity issued for services, settlements, and financing-related activities.

Contractor expense increased by $1.1 million, or 158%, as the Company relied more heavily on third-party engineers and deployment personnel to support commercialization. Legal and professional fees increased by $676,000, or 257%, primarily due to audit, legal, and regulatory costs associated with financing transactions and public-company readiness.

Legal and professional fees increased by $676,000, or 257%, primarily due to increased audit, legal, accounting, and regulatory costs associated with financing transactions, corporate governance initiatives, and public-company readiness activities.

Research and development expense increased by $339,000, or 38.7%, reflecting continued investment in hardware, robotics, and software enhancements.

Travel, rent, utilities, software, and depreciation expenses also increased as the Company expanded facilities and deployment activities in support of early commercial operations.

Payroll and compensation increased modestly by 13% year over year as headcount expanded to support engineering, manufacturing, and administrative functions.

Advertising expense remained relatively consistent with the prior year.

Net Loss

As a result of the above, Net Loss increased by $52,931,030 from $9,468,133 for the year ended December 31, 2024 to $62,399,163 in 2025.

Liquidity and Capital Resources

December 31, 2025

As of December 31, 2025, we had negative working capital of $9,192,737 consisting of $89,634 in cash, $1,021,947 in inventory, and $248,032 in prepaid expenses $2,000 in security deposit - current, offset by $4,576,949 in convertible debt at fair value, $2,114,487 in accrued payroll and compensation, $1,500,000 in deferred revenue relating to down payments for pre orders, $1,000,000 in loan payable – related party, $716,329 in accounts payable and accrued expenses, $346,953 in current operating lease liability, $203,645 in customer deposits and $89,148 in interest payable and $6,839 in sales tax payable.

Non-current assets included $1,275,078 in property and equipment — net, $907,705 in right of use asset, and $79,566 in security deposits.

Non-current liabilities consisted of $2,550,930 in promissory note, $706,441 in right of use liability and $131,549 in interest payable.

We used $5,939,092 of cash in operating activities which represented our net loss from continuing operations of $62,399,163 including $31,891,974 in share-based compensation, $22,062,419 in settlement expense share based compensation, $1,500,000 in deferred revenue, $609,379 of change in operating right of use liability, $436,021 of accrued payroll and compensation, $224,461 in accounts payable and accrued expenses, $266,442 of paid in kind interest capitalized, $154,808 in interest payable, $117,710 of unrealized loss on convertible debt, $104,642 in depreciation expense, $88,704 in deferred offering cost, $65,750 in customer deposits, $50,930 in promissory note interest, $6,839 in sales tax payable offset by $720,787 of change in operating right of use asset, $214,325 in prepaid expenses, $121,404 in inventory, and $63,492 in security deposits.

We used $1,270,057 of cash for property and equipment, net in investing activities.

We generated $5,945,891of cash from financing activities consisting of $3,500,000 in proceeds from warrant issuance, $1,000,000 in proceeds from related party notes, $795,891 in proceeds from crowdfunding and $650,000 in proceeds from convertible notes.

On February 14, 2025 the Company executed five notes with five investors for a combined $650,000.

On June 30, 2025, the Company entered into subscription agreement with two investors, providing for the issuance and sale of 405,162 Units, consisting of 810,324 shares of the Company’s Common Stock and 405,162 warrants to purchase up to 405,162 shares of Common Stock for a total subscription amount of $3,500,000.

December 31, 2024

As of December 31, 2024, we had negative working capital of $3,715,323 consisting of $1,352,892 in cash, $900,543 in inventory, $88,704 in deferred offering cost, $33,707 in prepaid expenses, offset by $3,542,797 in convertible debt at fair value, $1,678,466 in accrued payroll and compensation, $491,868 in accounts payable, $137,895 in customer deposits relating to down payments for pre orders, $174,254 in current operating lease liability and $65,889 in interest payable

Non-current assets included $188,918 in right of use asset, $109,664 in property and equipment — net and $16,074 in security deposits.

Non-current liabilities consisted of $269,761 in right of use liability.

We used $3,981,894 of cash in operating activities which represented our net loss from continuing operations of $9,392,702 including $4,515,182 in share-based compensation, $1,064,300 in accrued payroll and compensation, $471,689 in accounts payable and accrued expenses, $192,797 of unrealized loss on convertible debt, $100,000 in amortization of debt issuance costs, $71,750 in customer deposits, $65,889 in interest payable, $56,432 of change in operating right of use asset $48,279 in depreciation expense, offset by $900,543 in inventory, $152,556 of change of operating right of use liability, $88,704 in deferred offering cost and $33,707 in prepaid expenses.

There were no cash flows from investing activities for the period.

We generated $5,288,026 of cash from financing activities consisting of $3,250,000 in proceeds from convertible notes, net, $1,529,803 in proceeds from crowdfunding, $535,067 in proceeds from common stock issuances, offset by $26,844 in proceeds from related party notes.

On August 19, 2024, the Company executed two Notes with one investor each for a combined $1,000,000 in note principal. On December 3, 2024, the Company executed one Note with one investor for $200,000 in note principal. On December 4, 2024, the Company executed three Notes with three investors for a combined $1,483,000 in note principal. On December 6, 2024, the Company executed two Notes with two investors for a combined $667,000 in note principal. All amounts in principal total $3,350,000 and $100,000 of debt issuance costs were expensed due to the election of the fair value option.

Future Outlook

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

In July 2025, we entered into new employment agreements with our Chief Executive Officer and our President, which became effective in October 2025. These agreements include annual base salaries, potential cash bonuses, and equity-based awards tied to geographic expansion and performance milestones. While the agreements contemplate potential annual cash bonuses of up to $3.2 million in the aggregate, such bonuses are contingent on the availability of legally distributable funds as defined under NRS 78.288, Board approval, and may be deferred or accrued until sufficient resources are available in compliance with Nevada law. Accordingly, we have not accrued any amounts for such bonuses to date.

If payable in full, these cash bonuses could increase our annual compensation expense and impact our liquidity. However, because payment is conditional and may be deferred, the timing and extent of this impact cannot be predicted with certainty.

We expect operating expenses to increase in future periods as we expand deployments of our autonomous Smart Stores, invest in further product development, and build out the organizational infrastructure required to support a scaled commercial business. In particular, we anticipate growth in payroll and compensation, research and development, and marketing expenses, partially offset by reduced reliance on share-based compensation compared to prior years. We may also incur increased legal and professional expenses in connection with our financing activities and as a result of our obligations as a public company.

In addition, the equity award provisions in these agreements could result in the issuance of significant additional shares in the event that geographic expansion or performance milestones are achieved, which could result in dilution to existing stockholders.

As of December 31, 2025, we had $89,634 in cash. We expect our operating cash requirements, capital expenditures, and contractual obligations including $716,329 in accounts payable and accrued expenses, $281,753 in lease payments, $89,148 in interest payable and $2,500,000 estimated in contractor and production payments will total $3,587,050 over the next 12 months. Based on our current cash position and forecasted operating cash outflows, we do not believe our existing capital resources are sufficient to fund these requirements. Accordingly, we are pursuing additional financing through equity and debt issuances to bridge the deficiency.  Longer term, we anticipate ongoing funding needs to support growth and expansion. Our ability to continue as a going concern is dependent upon our ability to secure such additional financing.

Critical Accounting Policies and Estimates

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and comply with applicable requirements of Nevada Revised Statutes Chapter 78 governing Nevada corporations.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at December 31, 2025 and 2024 related to uncertain tax positions.

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

Emerging Growth Company Status; Accounting Standards Election

We are an “emerging growth company” (“EGC”) as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”). We have elected to use the extended transition period under Section 7(a)(2)(B) of the Securities Act for complying with any new or revised financial accounting standards. As a result, we will adopt new or revised accounting standards on the dates such standards become applicable to private companies (or EGCs that avail themselves of the extended transition period), which may result in our financial statements not being comparable to those of public companies that adopt such standards as of earlier public-company effective dates. We may decide at any time to irrevocably opt out of the extended transition period, after which we would be required to adopt new or revised standards as of the dates applicable to public companies that are not EGCs.

We will remain an EGC until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (ii) the date on which we become a “large accelerated filer” under Rule 12b-2 of the Exchange Act; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; and (iv) the last day of the fiscal year in which our total annual gross revenues meet or exceed the then-applicable SEC revenue threshold for EGCs.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-25 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses:

●	Limited segregation of duties. Due to the Company’s current size and limited accounting and finance personnel, certain key duties within the financial reporting process are not fully segregated. This creates a risk that errors or irregularities could occur and not be detected in a timely manner.

●	Insufficient formalized internal control processes and documentation. The Company has not yet fully implemented formal policies, procedures, and documentation relating to financial reporting controls, including monitoring activities and review controls designed to mitigate the risk of management override.

Mitigating and Compensating Controls

Although the material weaknesses described above exist, management has implemented certain procedures to assist in mitigating the associated risks. These procedures include:

●	Engagement of an independent accounting consultant who assists management in the preparation and review of the Company’s quarterly and annual financial statements and in ensuring compliance with U.S. GAAP and SEC reporting requirements.

●	Engagement of external legal counsel to assist in the review and preparation of the Company’s periodic reports and other filings with the SEC to support compliance with applicable disclosure requirements.

While these measures provide additional review and oversight, they do not eliminate the identified material weaknesses.

Remediation Plan

Management is committed to improving the Company’s internal control over financial reporting. As additional working capital becomes available, the Company intends to take steps to remediate the material weaknesses described above, including:

●	hiring additional accounting and finance personnel to improve segregation of duties;

●	enhancing internal control documentation and implementing additional review and monitoring controls; and

●	providing additional training and resources to strengthen the Company’s financial reporting processes.

The remediation of these material weaknesses will take time, and management cannot provide assurance that these initiatives will fully remediate the material weaknesses in the near term.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position
Shahan Ohanessian	62	Chief Executive Officer and Class I Director
Matthew Hidalgo	43	Chief Financial Officer
Shoushana Ohanessian	53	President and Class II Director
Nader Kabbani	60	Class II Director
Jeffrey Rubin	60	Class III Director
Chantal Wessels	45	Class III Director

Officers

Shahan Ohanessian, 62, from 2012 to 2019, served as Chief Executive Officer of ABT Holdings, Inc., a company engaged in strategic partnerships with major logistics and food delivery platforms, including Amazon Logistics, Uber Eats, Eat24, and GrubHub. During his tenure, Shahan oversaw substantial growth in the company’s operations, which included managing a workforce of approximately 4,000 employees and generating annual revenues exceeding $200 million. His responsibilities included the implementation of advanced technological solutions aimed at enhancing operational efficiency.

Prior to his role at ABT Holdings, Shahan was the Chief Executive Officer and co-founder of Insurance Services Network, Inc., a global provider of online property claims management systems. Under his leadership, the company achieved significant market expansion, with annual revenues surpassing $80 million within four years of its establishment.

From 2017 to 2022, Shahan also served as Chief Executive Officer of Serve Limited, a pioneering blockchain technology company focused on developing blockchain-based solutions for delivery management and logistics. During his tenure, Shahan played a key role in expanding Serve Limited’s presence within the blockchain sector. The company wound down its operations in 2022, and its issued token is no longer actively traded. In 2020, Shahan Ohanessian filed for personal bankruptcy in the Central District of California, which subsequently closed on January 28, 2022.

Shoushana Ohanessian, 53, has over 10 years of experience in logistics and operations. From 2012 to 2019, Ms. Ohanessian served as President of Operations for a major logistics delivery company, Scoobeez, Inc., where she oversaw the delivery of over 100 million shipments and managed a team of 2,000 drivers. During her tenure, she was responsible for improving operational efficiency and streamlining processes. The company ceased operations in 2019 and subsequently filed for Chapter 11 bankruptcy protection in the Central District of California, which subsequently closed on August 26, 2025.

Ms. Ohanessian also held the position of President at Serve Limited, a blockchain company focused on delivery management and logistics. Under her leadership, Serve Limited pursued innovations in the use of blockchain technology for logistics. The company wound down operations in 2022, and the associated token is no longer traded on the market.

Matthew Hidalgo, 43, Matthew Hidalgo brings over 20 years of experience in accounting, operations, corporate finance, restructuring, SEC compliance, and acquisition integration. He has held various senior financial roles for both public and private companies, including serving as Chief Financial Officer for several portfolio companies. In these roles, Mr. Hidalgo has been responsible for overseeing financial operations, managing audits, ensuring regulatory compliance, and leading efforts to optimize financial performance and operational efficiency.

Before joining VenHub, Mr. Hidalgo held key positions at WPCS International Incorporated, where he served as Controller and Operations Manager for its largest subsidiary. In this capacity, he managed all financial reporting and operational functions, playing a critical role in driving subsidiary performance. Prior to this role, he oversaw accounting functions for several Australian subsidiaries, providing strategic financial oversight and ensuring compliance with international accounting standards.

Mr. Hidalgo began his career at PricewaterhouseCoopers LLP, where he worked as an accountant focusing on financial statement preparation and partnership allocations for hedge funds and private equity firms. His expertise in financial analysis and accounting was honed through years of experience managing complex financial reporting and SEC compliance for public companies.

Mr. Hidalgo holds a Bachelor of Science degree in Accounting from Pennsylvania State University.

Board of Directors

Shahan Ohanessian, 62, is a member of our Board of Directors. From 2012 to 2019, Mr. Ohanessian served as Chief Executive Officer of ABT Holdings, Inc., a company engaged in strategic partnerships with major logistics and food delivery platforms, including Amazon Logistics, Uber Eats, Eat24, and GrubHub. During his tenure, Shahan oversaw substantial growth in the company’s operations, which included managing a workforce of approximately 4,000 employees and generating annual revenues exceeding $200 million. His responsibilities included the implementation of advanced technological solutions aimed at enhancing operational efficiency.

Prior to his role at ABT Holdings, Shahan was the Chief Executive Officer and co-founder of Insurance Services Network, Inc., a global provider of online property claims management systems. Under his leadership, the company achieved significant market expansion, with annual revenues surpassing $80 million within four years of its establishment.

From 2017 to 2022, Shahan also served as Chief Executive Officer of Serve Limited, a pioneering blockchain technology company focused on developing blockchain-based solutions for delivery management and logistics. During his tenure, Shahan played a key role in expanding Serve Limited’s presence within the blockchain sector. The company wound down its operations in 2022, and its issued token is no longer actively traded. In 2020, Shahan Ohanessian filed for personal bankruptcy in the Central District of California, which subsequently closed on January 28, 2022.

Shoushana Ohanessian, 53, is a member of our Board of Directors and sits as our Chairwoman. Mrs. Ohanessian has over 10 years of experience in logistics and operations. From 2012 to 2019, Mrs. Ohanessian served as President of Operations for a major logistics delivery company, Scoobeez, Inc., where she oversaw the delivery of over 100 million shipments and managed a team of 2,000 drivers. During her tenure, she was responsible for improving operational efficiency and streamlining processes. The company ceased operations in 2019 and subsequently filed for Chapter 11 bankruptcy protection in the Central District of California, which subsequently closed on August 26, 2025.

Mrs. Ohanessian also held the position of President at Serve Limited, a blockchain company focused on delivery management and logistics. Under her leadership, Serve Limited pursued innovations in the use of blockchain technology for logistics. The company wound down operations in 2022, and the associated token is no longer traded on the market.

Jeffrey Rubin, 60, is a member of the Board of Directors. Mr. Rubin brings extensive leadership experience in the oil and gas retail industry, with over 36 years in the field. He is a seasoned executive with a proven track record in brand management, strategic planning, and marketing innovation. Throughout his career, Mr. Rubin has consistently demonstrated the ability to grow established businesses and launch new initiatives, all while driving operational excellence.

From 2014 to 2024, Mr. Rubin held several senior positions at Motiva Enterprises, including Director of Marketing & Business Operations, Vice President of Management for Fuel Sales and Marketing, and Director of Special Projects. In these roles, he spearheaded strategic initiatives, fostered cross-functional team collaboration, and negotiated high-stakes partnerships. Known for his adaptability and strong business acumen, Mr. Rubin has consistently implemented industry best practices to improve performance metrics and drive growth.

Mr. Rubin earned an Executive MBA with a focus on general management from the University of California, Irvine, in 1991, and a Bachelor of Science degree in Marketing and Management from Northeastern University in 1987. His areas of expertise include brand and retail marketing strategy, consumer insights, business analytics, product innovation, concept development, leadership in cross-functional team settings, and strategic negotiations, including joint ventures.

Jeffrey Rubin is recognized for his ability to deliver innovative solutions and foster significant business advancements. He has consented to serve on the Board of Directors if elected and is committed to supporting the company’s strategic objectives to enhance stakeholder value.

Nader Kabbani, 60, is a member the Board of Directors and chairs our Compensation Committee. Mr. Kabbani brings a wealth of experience in industrial engineering, management consulting, and leading transformative initiatives in both startup and corporate settings. Over his distinguished career, he has demonstrated exceptional expertise in scaling businesses, launching new ventures, and navigating complex operational challenges.

Mr. Kabbani served at Amazon.com for 18 years, where he played a pivotal role in incubating, launching, and leading multi-billion-dollar businesses. His leadership extended across logistics, pharmacy services, self-publishing, Kindle devices, inventory planning, and supply chain management. Prior to his tenure at Amazon, he held senior roles in the airline and travel industry with companies such as American Airlines, Sabre Technologies, and McKinsey & Company. Additionally, he has contributed as a Chief Operating Officer and Senior Vice President at innovative startups, including CALEB Technologies and Flexport, showcasing his ability to drive growth and operational excellence across various sectors.

Mr. Kabbani holds a Bachelor of Science degree in Electrical Engineering and a Master of Science degree in Industrial Engineering & Operations Research, both from Texas A&M University, awarded in 1986 and 1988, respectively. His technical background, coupled with his vast professional experience, positions him as an insightful leader capable of addressing complex challenges in a dynamic business environment.

He has consented to serve on the Board of Directors if elected and is committed to advancing the company’s objectives while creating value for its stakeholders.

Chantal Wessels, 45, is a member of our Board of Directors and serves as both our financial expert and chair our Audit Committee. Ms. Wessels is a seasoned financial executive with over 20 years of global leadership experience, including CFO roles at Parameta Solutions and Apex Fintech Solutions, and senior finance leadership positions at NASDAQ. She brings deep financial expertise in IPO readiness, SEC reporting, strategic planning, capital allocation, and operational transformation. Chantal has led the development of investor-grade financial infrastructures, SOX-compliant controls, and scalable reporting systems to support high growth, regulated businesses. She is recognized for her ability to strengthen financial governance, enhance transparency, and align finance strategy with long-term business objective.

Committees

Audit Committee

The Company’s audit committee will be responsible for, among other things:

●	overseeing our accounting and financial reporting process;

●	appointing, compensating, retaining and overseeing the work of our independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us;

●	discussing with our independent registered public accounting firm any audit problems or difficulties and management’s response;

●	pre-approving all audit and non-audit services provided to us by our independent registered public accounting firm (other than those provided pursuant to appropriate preapproval policies established by the audit committee or exempt from such requirement under the rules of the SEC);

●	reviewing and discussing our annual and quarterly financial statements with management and our independent registered public accounting firm;

●	discussing our risk management policies;

●	reviewing and approving or ratifying any related person transactions;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

●	preparing the audit committee report required by SEC rules.

Our audit committee is expected to consist of Jeffrey Rubin, Nader Kabbani and Chantal Wessels, who shall serve as chair. All members of our audit committee will meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. The Company Board expects to affirmatively determine that each member of the audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable audit committee members. In addition, the Company Board expects to determine that Chantal Wessels qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The Company’s compensation committee will be responsible for, among other things:

●	reviewing and approving corporate goals and objectives with respect to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of these goals and objectives and setting our Chief Executive Officer’s compensation;

●	reviewing and setting or making recommendations to the Company Board regarding the compensation of our other executive officers;

●	reviewing and making recommendations to the Company Board regarding director compensation;

●	reviewing and approving or making recommendations to the Company Board regarding our incentive compensation and equity-based plans and arrangements;

●	appointing and overseeing any compensation consultants;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

●	preparing the annual compensation committee report required by SEC rules, to the extent required.

Our compensation committee is expected to consist of Jeffrey Rubin, Chantal Wessels, and Nader Kabbani, who shall serve as chair. The Company Board has determined that each of these directors qualify as “independent” under Nasdaq’s additional standards applicable to compensation committee members and each member of the compensation committee is a “non-employee director” as defined in Section 16b-3 of the Exchange Act.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee will be responsible for, among other things:

●	identifying individuals qualified to become members of the Company Board and ensure the Company Board has the requisite expertise and consists of persons with sufficiently diverse and independent backgrounds;

●	recommending to the Company Board the persons to be nominated for election as directors and to each committee of the Company Board;

●	developing and recommending to the Company Board corporate governance guidelines, and reviewing and recommending to the Company Board proposed changes to our corporate governance guidelines from time to time; and

●	overseeing the annual evaluations of the Company Board, its committees and management.

Our nominating and corporate governance committee is expected to consist of Chantal Wessels, Nader Kabbani and Jeffrey Rubin, who shall serve as chair. The Company Board has determined that the members of our nominating and corporate governance committee qualify as “independent” under Nasdaq rules applicable to nominating and corporate governance committee members.

The nominating and corporate governance committee will review nominations for election or re-election to the Company Board consistent with the requirements of Nevada Revised Statutes Section 78.115, considering a candidate’s qualifications, merits, and The Company’s needs after taking into account the current composition of the Company Board. At minimum, all candidates must meet the statutory requirements that directors be at least 18 years of age and have not been convicted of a felony involving fraud or similar misconduct. When evaluating candidates annually for nomination for election, the nominating and corporate governance committee will consider an individual’s skills, diversity, independence, experience in areas that address the needs of the Company Board and ability to devote adequate time to The Company Board duties. The nominating and corporate governance committee does not specifically define diversity, but values diversity of experience, perspective, education, race, gender and national origin as part of its overall annual evaluation of director nominees for election or re-election. Whenever a new seat or a vacated seat on the Company Board is being filled, candidates that appear to best fit the needs of the Company Board and The Company will be identified, interviewed and evaluated by the nominating and corporate governance committee. Candidates selected by the nominating and corporate governance committee will then be recommended to the full The Company Board.

The Company Board may from time to time establish other committees.

Compensation Committee Interlocks and Insider Participation

No anticipated member of the compensation committee was at any time during fiscal year 2024 or since, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our compensation committee.

Family Relationships

The Company’s Chief Executive Officer and the Company’s President are married. The marital relationship between these two executive officers represents a related-party relationship under ASC 850-10-50-1.

While both individuals serve in executive leadership positions, all compensation with each officer has been approved by the Company’s Board of Directors, excluding the related parties, to ensure such arrangements are on terms deemed reasonable and consistent with arms-length practices.

Involvement in Certain Legal Proceedings

In 2019, Scoobeez, Inc., an entity majority controlled by Shahan Ohanessian, the Company’s CEO and Director, and Shoushana Ohanessian, the Company’s Chairwoman, filed for Chapter 11 bankruptcy in the Central District of California, case number 2:19-bk-14989-WB. The bankruptcy for Scoobeez, Inc. was closed on August 26, 2025. In 2020, Shahan Ohanessian filed for personal bankruptcy in the Central District of California, case number 2:20-bk-12167-WB. Mr. Ohanessian’s bankruptcy was closed on January 28, 2022.

With the exception of the above, to our knowledge, during the last ten years, none of our directors and executive officers has:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company adopted a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics will be available on our website, (https://www.venhub.com/investors).

The Company intends to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Shahan Ohanessian,	2025	$681,250	--	3,107,500	--	--	--	--	$3,788,750
CEO Director	2024	$575,000	--	2,508,000	--	--	--	--	$3,083,000
Shoushana Ohanessian,	2025	$618,750	--	3,107,500	--	--	--	--	$3,726,250
President Director	2024	$575,000	--	2,508,000	--	--	--	--	$3,083,000
Matt Hidalgo,	2025	$135,000	--	847,000	--	--	--	--	$982,000
CFO	2024	$120,000	--	396,720	--	--	--	--	$516,720

Currently all executives perform their duties pursuant to their employment agreements.

In July 2025 we entered into new employment agreements with our Chief Executive Officer, Shahan Ohanessian, and our President, Shoushana Ohanessian which became effective in October of 2025.. The agreements provide for base salaries of $1,000,000 and $750,000, respectively, subject to annual increases. Each executive is entitled to guaranteed annual cash bonuses ($1,850,000 for Mr. Ohanessian and $1,387,500 for Ms. Ohanessian), annual equity grants of fully vested common stock (1,000,000 and 750,000 shares, respectively), as well as significant additional equity compensation tied to performance milestones, such as store openings and listing on a national securities exchange. These agreements also provide for generous severance and change-in-control protections, including lump sum payments of up to the remaining term of the agreement, accelerated equity vesting, COBRA payments, and post-termination advisory roles.

Matt Hidalgo has entered into an executive employment agreement to be effective upon effectiveness of the registration statement on October 23, 2025 with a base salary of $180,000 as Chief Financial Officer base salary with a bonus package to be determined by the Compensation Committee.

The executive employment agreements with Shahan Ohanessian and Shoushana Ohanessian, provide for annual equity grants of 1,000,000 and 750,000 fully vested shares, respectively, as well as milestone-based equity awards for store openings, geographic expansion, and public listing events.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2026, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o VenHub Global, Inc. 5360 Procyon Street, Las Vegas, Nevada 89118.

Name of Beneficial Owner(1)	Common Stock(2)	% of Common	% of Voting Power(3)
Shahan Ohanessian(4)	30,260,701	35.65%	43.41%
Shoushana Ohanessian(5)	30,617,514	36.07%	43.61%
Matt Hidalgo	276,000	0.33%	0.15%
Jeffrey Rubin	45,000	0.05%	0.02%
Nader Kabbani	375,211	0.44%	0.20%
Chantel Wessels	10,000	0.01%	0.01%
All directors and executive officers as a group (6 persons)	61,584,426	72.56%	87.40%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Includes shares of common stock issuable pursuant to executive employment agreements with Shahan Ohanessian and Shoushana Ohanessian, which provide for annual equity grants of 1,000,000 and 750,000 fully vested shares, respectively, as well as milestone-based equity awards for store openings, geographic expansion, and public listing events. The number of shares beneficially owned also includes any shares held by SSO, LLC, a company controlled by Mr. Ohanessian. Mr. and Mrs. Ohanessian have determined to defer payment of the bonus shares until September 30, 2026.

(3)	The voting rights represent the voting rights now and included 84,878,857 and 100,000 shares of Series C Preferred, which have voting rights equal to 1000:1. Mathew Hidalgo, Chantel Wessels, Jeffrey Rubin, and Nader Kabbani collectively hold 706,211 shares of common stock, which equals less than 1% of the total issued and outstanding common stock and less than a half a percent of total voting rights. Therefore, we have not presented voting rights before and after the offering, as the change is de minimis.

(4)	Shahan Ohanessian currently holds 293,186 shares of common stock. He also will receive an annual incentive of an additional 1,000,000 shares. In addition, Mr. Ohanessian owns SSO, LLC, along with his wife, Shoushana Ohanessian. SSO, LLC holds 57,935,029 shares of common stock and 100,000 shares of Series C Preferred Stock. For purposes of calculating percentage of ownership and voting rights attributed to Mr. Ohanessian, the table allocates 28,967,515 shares of common stock to Mr. Ohanessian and 50,000 shares of Series C Preferred. As a result, Mr. Ohanessian holds 30,260,701 shares of common and has voting rights equal to 80,260,701 votes.

(5)	Shoushana Ohanessian currently holds 900,000 shares of common stock. She also will receive an annual incentive of an additional 750,000 shares. In addition, Mrs. Ohanessian owns SSO, LLC, along with her husband, Shahan Ohanessian. SSO, LLC holds 57,935,029 shares of common stock and 100,000 shares of Series C Preferred Stock. For purposes of calculating percentage of ownership and voting rights attributed to Mrs. Ohanessian, the table allocates 28,967,514 shares of common stock to Mrs. Ohanessian and 50,000 shares of Series C Preferred. As a result, Mrs. Ohanessian holds 30,617,514 shares of common and has voting rights equal to 80,617,514 votes.

We are not aware of any arrangements that could result in a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

As of December 31, 2025, the Chief Executive Officer had $802,633, the President $1,195,833 and the Chief Financial Officer $116,021, respectively, in accrued compensation that they have voluntarily deferred until future periods. Payments of $600,000, $295,000 and $104,026 were made to each respectively during the year ended December 31, 2025.

Compensation arrangements with our executive officers and directors are described under “Executive Compensation” and are not included in this section.

On July 10, 2025 the Chief Executive Officer loaned the Company $200,000. On July 21, 2025 the loan was repaid.

On November 24, 2025, the CEO signed a promissory note with the Company for $250,000.

On December 4, 2025, the CEO signed a promissory note with the Company for $250,000.

On December 9, 2025, the CEO signed a promissory note with the Company for $250,000.

On December 9, 2025, the CEO signed a promissory note with the Company for $250,000.

All notes expire at the annual date from issuance and accrue interest at 7% per annum.

At December 31, 2024, the Chief Executive Officer had $872,083, the President $721,383 and the Chief Financial Officer $85,000, respectively, in accrued compensation that they have voluntarily deferred until future periods. No payments were made for the three and six months ended June 30, 2024.

In July of 2025, we entered into executive employment agreements with Shahan Ohanessian, our Chief Executive Officer, and Shoushana Ohanessian, our President and Chairwoman of the Board which commenced upon effectiveness of our Registration Statement on October 23, 2025. Mr. and Ms. Ohanessian are spouses and, through SSO, LLC, together beneficially own a majority of our outstanding shares and voting power. The terms of the agreements provide for base salaries, guaranteed cash bonuses, and extensive equity-based compensation. In addition, the agreements contain severance, change-in-control, and advisory provisions that could result in substantial future payments and equity issuances to Mr. and Ms. Ohanessian. Given their control of the company, the agreements constitute related party transactions.

On April 10, 2024, the Company signed a stock purchase agreement with a member of the Board of Advisors for 35,524 shares and for gross proceeds of $200,000.

On July 15, 2024, the Company signed a stock purchase agreement with a member of the Board of Directors for 30,211 shares and for gross proceeds of $300,000.

Director Independence

Under the Company’s Corporate Governance Guidelines and the Nasdaq rules, a director will not be independent unless the Board of Directors affirmatively determines that the director does not have a direct or indirect material relationship with the Company or any of its subsidiaries. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules.

The Board will undertake a review of its composition, the composition of its committees and the independence of directors and consider whether any director has a material relationship with The Company that could compromise their ability to exercise independent judgment in carrying out their responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Company Board has determined that Jeffrey Rubin, Nader Kabbani, and Chantal Wessels, who comprise all of The Company’s non-employee directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, the Company Board will consider the relationships that each non-employee director has with The Company and all other facts and circumstances the Company Board deemed relevant in determining their independence, including the director’s beneficial ownership of The Company Common Stock.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for professional services since the inception of the Company rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-QT) are reported below.

The total fees charged by Bush & Associates CPA, LLC in 2025 and Rosenberg Rich Baker Berman, P.A. in 2024 for auditing services aggregated $21,000 and $70,000, respectively, which includes fees for the 2025 and 2024 audited financial statements and review of the quarterly financial statements.

	Audit	Taxes	Filings	Other	Total
2025	$21,000	$6,050	$24,001	$-	$51,051
2024	$70,000	$4,250	$-	$-	$74,250

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed

3.1	Articles of Incorporation for Autonomous Solutions, Inc	Form S-1 Filed October 3, 2025

3.2	Amended and Restated Bylaws of VenHub Global, Inc.	Form S-1 Filed October 3, 2025

3.3	Articles of Amendment for Autonomous Solutions, Inc.	Form S-1 Filed October 3, 2025

3.4	Certificate of Conversion for VenHub Global, Inc. as filed with Delaware	Form S-1 Filed October 3, 2025

3.5	Certificate of Amendment for VenHub Global, Inc.	Form S-1 Filed October 3, 2025

3.6	Articles of Conversion for VenHub Global, Inc. as filed with Nevada	Filed Herewith

3.7	Audit Committee Charter	Form S-1 Filed October 3, 2025

3.8	Compensation Committee Charter	Form S-1 Filed October 3, 2025

3.9	Nominating and Corporate Governance Committee Charter	Form S-1 Filed October 3, 2025

10.1	Lease Agreement between Nettleton Trust and VenHub Global, Inc. for premises located in Pasadena, CA	Form S-1 Filed October 3, 2025

10.2	Lease Agreement between Nettleton Trust and VenHub Global, Inc. for premises located in Las Vegas, NV	Form S-1 Filed October 3, 2025

10.3	Employment Agreement of Chief Executive Officer	Form S-1 Filed October 3, 2025

10.4	Employment Agreement of President	Form S-1 Filed October 3, 2025

10.5	Employment Agreement of Chief Financial Officer	Form S-1 Filed October 3, 2025

14.1	VenHub Global, Inc. Code of Ethics	Form S-1 Filed October 3, 2025

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herein

97.1	Compensation Recovery Policy	Herein

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VenHub Global, Inc.

Date: 3/24/2026	By:	/s/ Shahan Ohanessian
	Name:	Shahan Ohanessian
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: 3/24/2026	By:	/s/ Matt Hidalgo
	Name:	Matt Hidalgo
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 24, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Shahan Ohanessian	Chief Executive Officer
Shahan Ohanessian

/s/ Matt Hidalgo	Chief Financial Officer
Matt Hidalgo

/s/ Shoushana Ohanessian	President
Shoushana Ohanessian

VENHUB GLOBAL INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

VenHub Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VenHub Global, Inc. (the “Company”) as of December 31, 2025, and the related statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and classification of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2025.

Henderson, Nevada

March 24, 2026

PCAOB ID Number 6797

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VenHub Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VenHub Global, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s operating losses, working capital deficit and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We served as the Company’s auditor from 2023 to 2024.

Somerset, New Jersey

March 28, 2025, except for the effects of the restatement and revisions discussed in Note 2 to the consolidated financial statements to which the date is September 9, 2025.

VENHUB GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$89,634	$1,352,892
Inventory (note 2)	1,021,947	900,543
Security deposit - current	2,000	-
Deferred offering cost	-	88,704
Prepaid expenses	248,032	33,707
Total current assets:	1,361,613	2,375,846

Non-current assets:
Security deposit	79,566	16,074
Property and equipment, net (note 2)	1,275,078	109,664
Right of use asset	907,705	188,918
Total non-current assets:	2,262,349	314,656

Total assets:	$3,623,962	$2,690,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$716,329	491,868
Interest payable - current	89,148	65,889
Sales tax payable	6,839	-
Customer deposits	203,645	137,895
Current operating lease liability	346,953	174,254
Loan payable - related party (note 4)	1,000,000	-
Deferred revenue (note 2)	1,500,000	-
Accrued payroll and compensation (note 4)	2,114,487	1,678,466
Convertible debt at fair value (note 9)	4,576,949	3,542,797
Total current liabilities:	10,554,350	6,091,169

Noncurrent liabilities:
Interest payable	131,549	-
Right of use liability	706,441	269,761
Promissory note (note 3)	2,550,930	-
Total noncurrent liabilities:	3,388,920	269,761

Total liabilities:	13,943,270	6,360,930

Commitments and contingencies: (note 3 and 6)

Stockholders’ deficit:
Preferred Stock A - $0.001 par value; 100,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 100,000 as of December 31, 2024	-	100
Preferred Stock B- $0.001 par value; 20,000,000 shares authorized; 3,943 shares issued and outstanding as of December 31, 2025 and 593,742 as of December 31, 2024	3	594
Preferred Stock C - $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding as of December 31, 2025 and 0 as of December 31, 2024	100	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 75,024,356 shares issued and outstanding as of December 31, 2025 and 26,500,959 as of December 31, 2024	75,024	26,501
Additional paid-in capital	71,774,075	16,071,724
Accumulated deficit	(82,168,510)	(19,769,347)
Total stockholders’ deficit:	(10,319,308)	(3,670,428)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT:	$3,623,962	$2,690,502

The accompanying notes are an integral part of these consolidated financial statements.

VENHUB GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue
Store sales	$750,000	$-
Product sales	114,450	-
Total revenue	864,450	-

Cost of goods sold
Store costs	513,778	-
Product costs	69,982	-
Total cost of goods sold	583,760	-

Gross profit	280,690	-

Operating expenses
General and administrative expenses	37,061,557	6,888,041
Payroll and compensation	1,435,000	1,270,000
Research and development	1,215,098	875,975
Total operating expenses	39,711,655	9,034,016

(Loss) income from operations	(39,430,965)	(9,034,016)

Other expenses
Settlement expense	22,287,419	-
Interest expense	563,069	165,889
Change in fair value of convertible debt	117,710	192,797
Total other expenses	22,968,198	358,686

Income tax provision	-	-

Net loss	(62,399,163)	(9,392,702)

Loss per share
Basic and diluted	$(1.67)	$(0.36)

Weighted average common shares outstanding
Basic and diluted	37,344,429	26,017,018

The accompanying notes are an integral part of these consolidated financial statements.

VENHUB GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Additional		Total
	Number of Shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Beginning, January 1, 2025	26,500,959	$26,501	100,000	$100	593,742	$594	-	$-	$16,071,724	$(19,769,347)	$(3,670,428)

Issuance of common stock	5,644,597	5,644	-	-	-	-	-	-	31,885,659	-	31,891,303

Issuance of common stock - settlement	3,462,375	3,462	-	-	-	-	-	-	19,558,957	-	19,562,419

Issuance of common stock - warrants	810,324	811	-	-	-	-	-	-	3,499,189	-	3,500,000

Issuance of common stock, Series A conversion	37,935,029	37,935	(100,000)	(100)	-	-	-	-	(37,935)	-	-

Issuance of common stock, series B conversion	671,072	671	-	-	(671,072)	(672)	-	-	671	-	670

Issuance of preferred stock B, crowdfunding	-	-	-	-	81,273	81	-	-	795,810	-	795,891

Issuances of series C stock	-	-	-	-	-	-	100,000	100	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(62,399,163)	(62,399,163)

Ending December 31, 2025	75,024,356	$75,024	-	$-	3,943	$3	100,000	$100	$71,774,075	$(82,168,510)	$(10,319,308)

The accompanying notes are an integral part of these consolidated financial statements.

VENHUB GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Additional		Total
	Number of Shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Beginning, January 1, 2024	24,454,000	$24,454	100,000	$100	317,677	$318	-	$-	$9,492,015	$(10,376,645)	$(859,758)

Issuance of common stock	1,981,224	1,980	-	-	-	-	-	-	4,515,182	-	4,517,162

Stock purchase agreement	65,735	67	-	-	-	-	-	-	535,000		535,067

Issuance of preferred stock B, crowdfunding	-	-	-	-	276,065	276	-	-	1,529,527	-	1,529,803

Net loss	-	-	-	-	-	-	-	-	-	(9,392,702)	(9,392,702)

Ending December 31, 2024	26,500,959	$26,501	100,000	$100	593,742	$594	-	$-	$16,071,724	$(19,769,347)	$(3,670,428)

The accompanying notes are an integral part of these consolidated financial statements.

VENHUB GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(62,399,163)	$(9,392,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement expense	22,062,419	-
Share based compensation	31,891,974	4,515,182
Depreciation expense	104,642	48,279
Amortization of debt issuance costs	-	100,000
Unrealized loss on convertible debt	117,710	192,797
Change in operating assets and liabilities:
Inventory	(121,404)	(900,543)
Deferred offering cost	88,704	(88,704)
Promissory note interest	50,930	-
Paid in kind interest capitalized	266,442	-
Interest payable	154,808	65,889
Prepaid expenses	(214,325)	(33,707)
Deferred revenue	1,500,000	-
Customer deposits	65,750	71,750
Security deposit	(63,492)	-
Change in operating right of use asset	(720,787)	56,432
Change in operating right of use liability	609,379	(152,556)
Accounts payable and accrued expenses	224,461	471,689
Sales tax payable	6,839	-
Accrued payroll and compensation	436,021	1,064,300
Net cash (used) in operating activities	(5,939,092)	(3,981,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment, net	(1,270,057)	-
Net cash (used) in investing activities	(1,270,057)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from crowdfunding	795,891	1,529,803
Proceeds from convertible debt, net	650,000	3,250,000
Proceeds from common stock issuance	-	535,067
Proceeds from warrant issuance	3,500,000	-
Proceeds from related party notes	1,000,000	(26,844)
Net cash provided by financing activities	5,945,891	5,288,026

Net (decrease) increase in cash and cash equivalents	(1,263,258)	1,306,132
Cash and cash equivalents, beginning of period	1,352,892	46,760
Cash and cash equivalents, end of period	$89,634	$1,352,892

Supplemental disclosure of cash flow information
Interest paid	$90,790	$-
Cash paid for settlement	$225,000	$-
Supplemental disclosure of non-cash investing and financing activities
Common stock for services rendered	5,644,597	-
Common stock for settlement	3,462,375	-

The accompanying notes are an integral part of these consolidated financial statements.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

1.	ORGANIZATION AND LINE OF BUSINESS

VenHub, Global Inc. (which may be referred to as the “Company”, “we,” “us,” or “our” doing business as Venhub) was registered in Wyoming on January 31, 2023, as Autonomous Solutions Inc. On August 15, 2024, the Company redomiciled from Wyoming to Delaware and also renamed the Company to VenHub Global, Inc. (“VenHub”). On October 3, 2025, the Company redomiciled from Delaware to Nevada.

The Company is a business-to-business operation that provides an innovative approach to the retail industry, specifically in the convenience store sector.

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern

As of December 31, 2025, the Company has sold three stores and is operating two Company owned stores which were operational on June 6, 2025 and November 4, 2025. Since its inception, the Company has experienced recurring losses and, as of December 31, 2025, reported a working capital deficit of $9,192,737 and negative cash flows from operating activities for the year then ended. These matters raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations with funds from revenue producing activities by fulfilling the pre order list along with exploring both additional equity and debt financing. If the Company cannot secure additional short-term capital, it may cease operations. These financial statements and related notes thereto do not include any adjustments that might result from these uncertainties.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s product based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The following table illustrates inventory as of December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
Raw material	1,021,947	751,574
Work in progress	-	148,969
Inventory	$1,021,947	$900,543

Inventory consists primarily of raw materials, purchased components, subassemblies, and robotic units. Work in process includes partially assembled robotic systems and artificial intelligence hardware integrated with proprietary software that are in various stages of completion.

The Company did not have any product inventory on hand as of December 31, 2025, as all product inventory was expensed as incurred. Product inventory turns rapidly and is generally sold within the same reporting period. As a result, all product inventory acquired during the period was sold prior to year-end. Accordingly, ending product inventory was zero, while cost of goods sold for product inventory reflects consumer products sold at LAX Metro and Union Station during the year. Management reviewed purchasing and sales activity through year-end and confirmed no product inventory remained on hand as of December 31, 2025.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation.

Restatement of Previously Issued Consolidated Financial Statements

While preparing its year end December 31, 2024 financials, the Company identified an omission (the “Omission”) in the Company’s historical consolidated financial statements for the year ended December 31, 2024. The Company has since added earnings per share and weighted average common shares outstanding presentation to the statement of operations for the year ended December 31, 2024. We have also updated our footnotes to include an earnings per share disclosure (note 14) and further disclosure for both share based compensation (note 8) and inventory (note 2) policies.

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

Risks and Uncertainties

The Company has a limited operating history. The Company’s business and operations are sensitive to general business and economic conditions in the United States. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn or otherwise, local competition or changes in consumer taste. These adverse conditions could affect the Company’s financial condition and the results of its operations.

Cost of Goods Sold

Cost of Goods Sold (COGS) includes the cost of consumer products sold through the Company’s automated retail stores, the purchase price of inventory, inbound freight, packaging materials, and costs associated with product assembly or customization. COGS is recorded at the time revenue is recognized, which typically coincides with the transfer of control of goods to the customer.

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America, which it believes to be credit worthy. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. As of December 31, 2025, the Company’s cash was less than $250,000 and fully insured. At December 31, 2024, the Company had $1,102,892 more than the federally insured limit.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025, the Company had $89,634 cash on hand and no cash equivalents. At December 31, 2024, the Company had $1,352,892 of cash on hand and no cash equivalents.

Intercompany Transactions

The Company engages in transactions with its subsidiaries and other related entities as part of its normal business operations. These transactions are conducted on terms and conditions that are similar to those with third parties and are eliminated in preparing the consolidated financial statements.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income. As of December 31, 2025, the Company had $1,275,078 of property and equipment, net. The Company had $109,664 of property and equipment, net at December 31, 2024.

Depreciation is provided using the straight-line method, based on useful lives of the assets, which the Company estimates is 5 years. The Company’s property and equipment is comprised of machinery and equipment and leasehold improvements whose useful life is the lesser of the remaining lease term or estimated useful life.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. The Company had no impairment as of December 31, 2025.

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

As of December 31, 2025, the net book value of capitalized company-owned store and display assets was $973,052, which is included in “Property and Equipment, net” on the consolidated balance sheets. There was $35,208 depreciation expense related to company-owned store assets/display centers for the year ended December 31, 2025 and no depreciation expense for the year ended December 31, 2024.

Depreciation expense for the year ended December 31, 2025 and 2024, was $104,642 and $48,279 respectively.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

Deferred Revenue

Deferred revenue is a liability on the Company’s balance sheet that represents payment for preorders of the Company’s stores and for store sale not yet in production. Deferred revenue is recognized as earned revenue on the income statement as the good or service is delivered to the customer. The balance at December 31, 2025 was $1,500,000 and there was no deferred revenue at December 31, 2024.

Customer Deposits

Customer deposits are recorded as a liability on the consolidated balance sheets, as the Company has not yet transferred control of the promised goods or services to the customer in accordance with ASC 606, Revenue from Contracts with Customers. Upon satisfaction of the related performance obligations, these amounts will be recognized as revenue. Customer deposits are refundable until the underlying order is fulfilled. The balance at December 31, 2025 and 2024, was $203,645 and $137,895 respectively.

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

Refer to Note 10 for liabilities measured at fair value at December 31, 2025, and December 31, 2024.

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

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

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

For the year ended December 31, 2025, the Company entered into SaaS subscription agreements in connection with the opening of its North Hollywood, Glendale and Hollywood Smart Stores. Although SaaS is a distinct performance obligation under ASC 606, the Company elected to provide such services free of charge as part of its early commercialization strategy. Accordingly, while the contracts were identified and performance obligations allocated, the transaction price attributable to SaaS was zero, and no SaaS revenue was recognized for the year ended December 31, 2025. Management expects that, in future periods, SaaS services will be billed and revenue recognized ratably over the contract term as the services are provided.

Consistent with ASC 606-10-25-19 through 22, we considered whether the customer can benefit from the good or service either on its own or together with other readily available resources; and the good or service is separately identifiable from other promises in the contract.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

As each contract is distinct from each other and stand alone, the Company has determined that each is a separate performance obligation, and not bundled together.

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

The Company disaggregates revenue based on the nature of the goods or services, geographical region, and timing of revenue recognition, as presented below:

For the year ended December 31, 2025

Revenue Category	Timing of Recognition	Revenue
Store Sales	Point in Time	$750,000
Product Sales	Point in Time	114,450
SaaS Revenue	Over Time	-
Maintenance Revenue	Over Time	-
Total		$864,450

There was no revenue for the year ended December 31, 2024.

Organizational Costs

In accordance with FASB ASC 720, organizational costs, including accounting fees, legal fee, and costs of incorporation, are expensed as incurred.

Advertising

The Company expenses advertising costs as they are incurred. All advertising expenses are in relation to the Company’s crowdfunding and social media efforts (see Note 5). The Company incurred $740,731 and $771,864 in advertising expense for the year ended December 31, 2025, and 2024, respectively.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. All research and development costs relate to developing our smart store technology. Costs incurred for the year ended December 31, 2025, and 2024, were $1,215,098 and $875,975 respectively.

The Company met the criteria for capitalization of costs related to products to be sold at the beginning of the first quarter of 2025. The smart store is ready for commercial production which is supported by conclusive design approvals, market testing, and validated production processes. Subsequent costs incurred to set up production and the transition to a commercial production phase began resulting in capitalization of product costs, rather than expensing them as research and development. See our inventory accounting policy for further information.

Share-Based Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards at the time they are granted. For the purposes of estimating share-based compensation expense for these awards, the Company estimates the fair value of common stock issued at or near the date of grant using a combination of an income approach and a market approach under Section 409A of the United States Internal Revenue Code. Share-based compensation is included in general and administrative expenses. Refer to Note 7 for more information.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

Convertible Notes

The Company has elected to account for all of its convertible notes using the fair value option in accordance with ASC 825. Management has made this election in order to combine the accounting for the embedded derivative features created by the contingent call and put options within the Notes. The aggregate unpaid principal balance of the 2024 and 2025 Notes is $4,000,000. The Company has recognized a loss of $117,710 and $192,797 of change in fair value of convertible debt associated with instrument-specific credit risk for the year ended December 31, 2025 and 2024 respectively. The fair value of the notes is determined based a combination of changes in the federal funds rate, as well as a Black Scholes model for the embedded derivative and is classified as level 3 within the fair value hierarchy. The fair value of the Convertible Notes may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of these liabilities. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

On August 15, 2025, per the terms of the convertible notes the Company has capitalized previously expensed interest to the carrying value of the convertible notes on the balance sheet in the amount of $266,442.

Based on the Company’s election of the fair value option, debt issuance costs of $100,000 were expensed immediately as part of interest expense. For more information, refer to Note 9 and Note 10.

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

As of December 31, 2025, capitalized software development costs totaled $107,306, which is incorporated in Property Plant and Equipment, net. There was $12,981 of amortization for the year ended December 31, 2025 and no amortization for the year ended December 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the disclosure and description of other segment items, the inclusion of all current annual disclosures about a reportable segment in interim periods, allows for disclosure of multiple measures of a reportable segment’s profit or loss, requires disclosure of the CODM’s title and position, and requires a description of how the CODM uses reported measures in assessing the performance of reportable segments and in making decisions pertaining to allocation of resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard. See Note 11 for further information.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires the annual disclosure of specific categories in the rate reconciliation and additional information for the reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has adopted this standard. See Note 8 for further information.

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

The Company recognized the loss under ASC 450-20-25-2 as an estimated loss from a loss contingency and shall be accrued by a charge to income if both of the following conditions are met: Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

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

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

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

See Note 6 for lease commitments.

4.	RELATED PARTY TRANSACTIONS

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

As of December 31, 2025, the Chief Executive Officer had $802,633, the President $1,195,833 and the Chief Financial Officer $116,021, respectively, in accrued compensation that they have voluntarily deferred until future periods. Payments of $600,000, $295,000 and $104,026 were made to each respectively during the year ended December 31, 2025.

At of December 31, 2024, the Chief Executive Officer had $802,083, the President $791,383 and the Chief Financial Officer $85,000, respectively, in accrued compensation that they have voluntarily deferred until future periods. Payments of $40,700, $130,000 and $35,000 were made to each respectively during the year ended December 31, 2024

On July 10, 2025 the Chief Executive Officer loaned the Company $200,000. On July 21, 2025 the loan was repaid.

On November 24, 2025, the CEO signed a promissory note with the Company for $250,000.

On December 4, 2025, the CEO signed a promissory note with the Company for $250,000.

On December 9, 2025, the CEO signed a promissory note with the Company for $250,000.

On December 9, 2025, the CEO signed a promissory note with the Company for $250,000.

All notes expire at the one year from issuance date and accrue interest at 7% per annum.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

5.	CROWDFUNDING OFFERING

The Company concluded its offering (the “Crowdfunded Offering”) for up to $5,000,000 of Preferred Stock B class shares on September 3, 2025. The Company achieved the minimum raise as of December 31, 2025. There were 81,273 shares issued at $9.94 a share for year ended December 31, 2025, totaling net proceeds of $795,891. The Company issued a total of 276,065 shares for the year ended December 31, 2024, from $5.93 to $9.94 a share for net proceeds of $1,529,803. At conclusion of the crowdfunding there was a total of 675,015 shares issued for total net proceeds of $2,735,671.

6.	LEASES

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

On November 3, 2025, the Company entered into a kiosk lease agreement with the Los Angeles County Metropolitan Transportation Authority for Kiosk Space 7 and Storage Space 3 located at Union Station East, Los Angeles, California. The lease commenced in November 2025 and has a non-cancelable term of thirty-six (36) months. The lease provides for fixed monthly base rent and fixed additional rent (common area charges), with scheduled increases over the lease term. In addition, the lease requires the Company to pay percentage rent equal to five percent (5%) of gross sales exceeding $25,000 per month. Percentage rent is considered variable lease cost and is not included in the measurement of the lease liability.

The Company analyzed these leases and determined that these agreements meet the definition of a lease under ASU 842, Leases, as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space and showroom. Management also analyzed the terms of these arrangements and concluded they should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. Per review of the lease agreements, there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on the incremental borrowing rate of the Company. The incremental borrowing rate was determined to be 3.82% for Las Vegas and 3.6% for Union Station, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

On February 11, 2025, the Company signed a lease for a new warehouse in Bell Gardens, CA. The purpose of the space is to store materials for future store orders and is month to month.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

On May 29, 2025, the Company signed a right of entry with Los Angeles County Metro Transportation Authority for its flagship Company owned store. The right of entry is month to month with a $1,500 monthly fee.

The future minimum payments on operating leases for each of the next five years and in the aggregate amount to the following:

2026	384,617
2027	245,556
2028	171,792
2029	148,450
2030	197,933

Total lease payments	1,148,348
Less: present value discount	(94,404)
Total operating lease liabilities	1,053,944
Less current portion	346,953
Long term portion	706,441

The weighted-average remaining term of the Company’s operating leases was 4.5 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.5% as of December 31, 2025.

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

7.	SHARE BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation expense is measured at the grant-date fair value of the award and recognized in the statement of operations over the requisite service period. For awards that vest immediately upon grant, the Company recognizes the full expense on the grant date.

The fair value of common stock issued for services was determined based on contemporaneous third-party valuations of the Company’s common stock or other observable market inputs at the date of issuance.

The Company has issued stock to certain third-party contractors and directors of the Company in exchange for services provided. All stock issued to third parties vested immediately upon issuance. The Company issued a total of 5,644,597 and 1,981,224 shares of common stock, recognizing share-based compensation expense for these awards totaling $31,891,974 and $4,515,182 for the year ended December 31, 2025.

Because all awards vested immediately upon issuance, the Company had no unrecognized compensation cost related to unvested stock-based awards as of December 31, 2025 and 2024.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

8.	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 2025 and 2024, as the Company incurred net losses for the periods presented and has recorded a full valuation allowance against its deferred tax assets. The Company did not make any material income tax payments during the years ended December 31, 2025 and 2024. The Company’s loss from continuing operations before income taxes was entirely attributable to domestic operations for the years ended December 31, 2025 and 2024.

During 2025, the Company redomiciled from California to Nevada. Nevada does not impose a corporate income tax; accordingly, the Company’s effective tax rate no longer includes a state income tax component beginning in 2025.

At December 31, 2025 and 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $ 12,389,351 and $3,932,470, respectively. Federal NOLs generated after December 31, 2017 do not expire; however, utilization is limited to 80% of taxable income in any future year.

Utilization of the Company’s NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code, and similar state provisions, if an ownership change were to occur. Such limitations could result in the expiration of NOLs before full utilization.

Deferred Tax Assets and Liabilities

Significant components of the Company’s net deferred tax assets as of December 31, 2025 and 2024, are as follows:

	2025	2024

Deferred tax assets (liabilities):
Net operating loss carryforwards	$2,613,978	$1,166,108
Equity Based Compensation	14,119,563	3,701,986
R&D Expenses	-	219,744
Accrued Expenses	444,042	353,987
Change in FV of convertible note	65,206	53,738

Total gross deferred tax assets	17,242,789	5,495,563
Less: valuation allowance	(17,242,789)	(5,495,563)
Total net deferred tax assets	$-	$-

A valuation allowance is required when, based on available evidence, it is more likely than not that deferred tax assets will not be realized. In evaluating realizability, management considers cumulative historical losses, projected future taxable income, reversal of existing taxable temporary differences, and feasible tax planning strategies.

Due to cumulative losses and the absence of sufficient objectively verifiable positive evidence of future taxable income, management has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded as of December 31, 2025 and 2024.

The valuation allowance increased by $ 11,735,012 and $ 2,733,136 during the years ended December 31, 2025 and 2024, respectively.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

Uncertain Tax Positions

The Company accounts for uncertain tax positions in accordance with ASC 740-10. The Company had no unrecognized tax benefits as of December 31, 2025, and 2024.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. No interest or penalties were recorded during the periods presented.

Because the Company has NOL carryforwards, tax years remain open to examination by federal and state taxing authorities for all years in which the NOLs may be utilized.

Effective Tax Rate Reconciliation

The Company’s effective income tax rate for the years ended December 31, 2025 and 2024 differs from the U.S. federal statutory rate primarily due to the impact of the valuation allowance, as follows:

	2025		2024
	$	%	$	%
U.S. federal statutory income tax rate	(17,242,789)	21.00%	(4,140,453)	21.00%
State and local income taxes, net of federal benefit	-	0.00%	(1,355,110)	6.87%
Changes in valuation allowances	17,242,789	(21.00%)	5,495,563	(27.87%)
Effective income tax expense (benefit)	-	0.00%	-	0.00%

The decrease in the state income tax rate component in 2025 is due to the Company’s change in state of incorporation from California to Nevada during the year. Nevada does not impose corporate income tax.

9.	CONVERTIBLE NOTE

On August 16, 2024, December 2, 2024 and February 14, 2025, the Company executed convertible promissory note purchase agreements (the “Purchase Agreements”) with a third-party investor under which VenHub would issue a series of notes (individually the “Note” and collectively, the “Notes”) as part of a private, unregistered offering. The Purchase Agreements provided for the following terms for Notes to be issued:

●	Maturity date ending five years from execution of each Note (the “Maturity Date”)

●	Interest is payable semiannually on February 15 and August 15, beginning February 15, 2025 (the “Interest Payment Date”)

●	Interest accrues based on a 360-day year

●	Interest is payable (i) in kind (“PIK Interest”) which is added to the principal amount of each Note and (ii) in cash (“Cash Interest”) on each Interest Payment Date

●	Interest rates for the first year ending August 15, 2025, are 9% for PIK interest and 3% for Cash Interest

●	Interest rates increase each of the following two years beginning August 16 to a maximum of 12% PIK Interest and 6% Cash Interest

●	Unpaid interest and principal are due in cash at the Maturity Date

On August 19, 2024, the Company executed two Notes with one investor each for a combined $1,000,000 in note principal. On December 3, 2024, the Company executed one Note with one investor for $200,000 in note principal. On December 4, 2024, the Company executed three Notes with three investors for a combined $1,483,000 in note principal. On December 6, 2024, the Company executed two Notes with two investors for a combined $667,000 in note principal. On February 14, 2025 the Company executed five notes with five investors for a combined $650,000. All amounts in principal total $4,000,000 and $100,000 of debt issuance costs were expensed to interest expense due to the election of the fair value option.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

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

(iii)	obtained by multiplying (y) the trailing 20-day volume weighted average price (“VWAP”) per share of the Common Stock on Nasdaq as of the Conversion Date and (z) 0.8, and rounding down to the nearest whole number of shares.

(iv)	From the first anniversary of the consummation of the Business Combination until the second anniversary of the consummation of the Business Combination, the quotient obtained by dividing (A) the Outstanding Principal Balance on this Note as of the Conversion Date by (B) the product obtained by multiplying (y) the 20-day VWAP per share of Common Stock on Nasdaq measured as of the Conversion Date and (z) 0.85 and rounding down to the nearest whole number of shares.

(v)	From the second anniversary of the consummation of the Business Combination until the Maturity Date, the quotient obtained by dividing (A) the Outstanding Principal Balance on this Note as of the Conversion Date by (B) the product obtained by multiplying (y) the 20-day VWAP per share of Common Stock on Nasdaq measured as of the Conversion Date and (z) 0.9, and rounding down to the nearest whole number of shares.

4.	Optional Redemption by the Company:

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

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

5.	In the event that the Company does not consummate a Business Combination or Qualified Financing on or before December 31, 2025:

The Company shall redeem all (but not less than all) of the Outstanding Principal Balance on this Note including any accrued and unpaid interest (including PIK Interest).

10.	FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the years ended December 31, 2025, or 2024.

The Company’s financial assets and liabilities measured at fair value at December 31, 2025, and December 31, 2024 are as follows:

	Fair Value Measurements as of December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible debt at fair value	$-	$-	$4,576,949	$4,576,949

	Fair Value Measurements as of December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible debt at fair value	$-	$-	$3,542,797	$3,542,797

The derivative portion of the convertible note was valued using a Black-Scholes simulation model. As a result of the election to apply the fair value option, the value of the conversion feature is not separately presented on the balance sheet.

The following assumptions were used in determining the fair value of the convertible notes as of December 31, 2025, and December 31, 2024 are as follows:

	December 31, 2025	December 31, 2024
Risk free rate	3.72%	4.83%
Stock price	$5.65	$4.56
Dividend yield	0%	0%
Volatility	67%	67%

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

11.	SEGMENT REPORTING

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

The following table illustrates significant segment expenses that are regularly provided to the CODM for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
General and administrative expenses	37,061,557	6,888,041
Payroll and compensation	1,435,000	1,270,000
Research and development	1,215,098	875,975
Total operating expenses	39,711,655	9,034,016

12.	WARRANTS

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

The Company allocated proceeds from the Offering to the shares of Common Stock sold and the Warrants issued on a relative fair value basis. The measurement of fair value of the Subscriber Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $4.56, exercise price of $4.32, term of five years, volatility of 46.0%, risk-free rate of 3.8%, and expected dividend rate of 0.0%). The grant date fair value of the Subscriber Warrants was estimated to be $862,000 and is reflected within additional paid-in capital (based on a relative fair value allocation along with the proceeds allocated to the shares of common stock issued) in the Company’s balance sheet as of December 31, 2025.

13.	LOSS PER SHARE

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

	Years Ended December 31,
	2025	2024
Net loss	(62,399,163)	(9,392,702)
Weighted average common shares outstanding – basic and diluted	37,344,429	26,017,018
Net loss per share – basic and diluted	$(1.67)	$(0.36)

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

The following table presents the number of potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been antidilutive:

	Year Ended December 31,
	2025	2024
Warrants to purchase common stock	405,162	-
Convertible preferred stock	-	37,935,029
Convertible notes payable	610,260	472,373
Total anitdilutive securities	1,015,422	38,407,402

14.	SUBSEQUENT EVENTS

On January 2, 2026 the Company extended the convertible notes (see note 9) to March 31, 2026, for 2,000,000 total common shares pro rata to nine investors at a price of $5.65 as no business combination or qualified financing occurred before December 31, 2025.

On January 2, 2026 the Company signed two stock purchase agreements with two investors for 25,001 common shares at $12 a share for net proceeds of $300,012.

On January 30, 2026, the Company commenced trading under the ticker symbol “VHUB” on the NASDAQ Global Market.

On February 10, 2026, VenHub Global, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to the investor, and the investor agreed to purchase from the Company, in a private placement offering, an aggregate of (i) 7,700,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.45 per Share, and (ii) warrants to purchase up to 7,700,000 shares of Common Stock (the “Common Warrants”), for aggregate gross proceeds under the Purchase Agreement of $18,865,000. The Common Warrants have an exercise price of $2.45 per share. The offering closed on February 12, 2026, following satisfaction of customary closing conditions.

On March 11, 2026, the Company signed an operating lease for new warehouse space in Las Vegas Nevada which is a triple net with a term of one year.

Shahan Ohanessian and Shoushana Ohanessian, our CEO and President respectively, have agreed to defer bonus shares of 2,000,000 and 1,500,000, respectively, that were deemed due upon commencement of trading on January 30, 2026 to October 1, 2026.

In March 2026 the Company settled nine notes per the terms of the qualified financing outlined in note 9 for an aggregate total of $5,995,676.