Form 10-Q
period 2026-03-31
VenHub Global, Inc.
filed 2026-05-12
CIK 1972234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

23,247,669 shares common stock

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of May 11, 2026 was 85,057,857

VENHUB GLOBAL, INC.

i

ITEM 1. FINANCIAL STATEMENTS

VENHUB GLOBAL INC.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$5,796,468	$89,634
Inventory (note 2)	2,432,864	1,021,947
Prepaid expenses	942,151	248,032
Sales tax receivable	48,637	-
Security deposit - current	2,000	2,000
Total current assets:	9,222,120	1,361,613

Non-current assets:
Security deposit	153,046	79,566
Property and equipment, net (note 2)	1,276,439	1,275,078
Right of use asset	851,524	907,705
Total non-current assets:	2,281,009	2,262,349

Total assets:	$11,503,129	$3,623,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,356,333	$716,329
Interest payable - current	34,789	89,148
Sales tax payable	6,965	6,839
Customer deposits	179,500	203,645
Current operating lease liability	351,335	346,953
Loan payable - related party (note 4)	2,100,000	1,000,000
Deferrred revenue (note 2)	1,500,000	1,500,000
Accrued payroll and compensation (note 4)	2,013,606	2,114,487
Convertible debt at fair value (note 9)	-	4,576,949
Total current labilities:	7,542,528	10,554,350

Noncurrent liabilities:

Interest payable	-	131,549
Right of use liability	619,154	706,441
Promissory note (note 3)	-	2,550,930
Total noncurrent liabilities:	619,154	3,388,920

Total liabilities:	8,161,682	13,943,270

Commitments and contingencies: (note 3 and 6)

Stockholders’ deficit:
Preferred Stock A - $0.001 par value; 100,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2025	-	-
Preferred Stock B- $0.001 par value; 20,000,000 shares authorized; 3,943 shares issued and outstanding as of March 31, 2025 and December 31, 2025	3	3
Preferred Stock C - $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	100	100
Common stock - $0.001 par value; 100,000,000 shares authorized; 85,057,857 shares issued and outstanding as of March 31, 2026 and 75,024,356 as of December 31, 2025	85,057	75,024
Additional paid-in capital	102,034,007	71,774,075
Accumulated deficit	(98,777,720)	(82,168,510)
Total stockholders’ equity (deficit):	3,341,447	(10,319,308)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY:	$11,503,129	$3,623,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025

Revenue
Store sales	$-	$500,000
Product sales	67,836	-
Total revenue	67,836	500,000

Cost of goods sold
Store costs	-	323,388
Product costs	64,147	-
Total cost of goods sold	64,147	323,388

Gross profit	3,689	176,612

Operating expenses
General and administrative expenses	3,892,140	8,737,034
Payroll and compensation	482,500	317,500
Research and development	88,715	301,355
Total operating expenses	4,463,355	9,355,889

(Loss) income from operations	(4,459,666)	(9,179,277)

Other expenses
Interest expense	11,217,349	108,033
Change in fair value of convertible debt	932,195	61,565
Total other expenses	12,149,544	169,598

Income tax provision	-	-

Net loss	(16,609,210)	(9,348,875)

Loss per share
Basic and diluted	$(0.20)	$(0.34)
Weighted average common shares outstanding
Basic and diluted	81,121,957	27,241,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C				Total
	Number of Shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Beginning, January 1, 2025	75,024,356	$75,024	-	$-	3,943	$3	100,000	$100	$71,774,075	$(82,168,510)	$(10,319,308)

Issuance of common stock	308,500	308	-	-	-	-	-	-	1,270,870	-	1,271,178

Stock purchase agreement	25,001	25	-	-	-	-	-	-	299,987	-	300,012

Issuance of shares for note extension	2,000,000	2,000	-	-	-	-	-	-	11,298,000	-	11,300,000

Issuance of warrants	7,700,000	7,700	-	-	-	-	-	-	18,857,300	-	18,865,000

Offering costs	-	-	-	-	-	-	-	-	(1,466,225)	-	(1,466,225)

Net loss	-	-	-	-	-	-	-	-	-	(16,609,210)	(16,609,210)

Ending March 31, 2026	85,057,857	$85,057	-	$-	3,943	$3	100,000	$100	$102,034,007	$(98,777,720)	$3,341,447

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C				Total
	Number of Shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Beginning, January 1, 2025	26,500,959	$26,501	100,000	$100	593,742	$594	-	$-	$16,071,724	$(19,769,347)	$(3,670,428)

Issuance of common stock	1,668,662	1,668	-	-	-	-	-	-	7,607,431	-	7,609,099

Issuance of preferred stock B, crowdfunding	-	-	-	-	10,974	11	-	-	102,690	-	102,701

Net loss	-	-	-	-	-	-	-	-	-	(9,348,875)	(9,348,875)

Ending December 31, 2025	28,169,621	$28,169	100,000	$100	604,716	$605	-	$-	$23,781,845	$(29,118,222)	$(5,307,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$(16,609,210)	$(9,348,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense related to note extension	11,300,000	-
Share based compensation	1,271,177	7,609,099
Depreciation and amortization expense	68,764	11,308
Change in fair value of convertible debt	932,195	61,565
Change in operating assets and liabilities:
Inventory	(1,410,917)	322,360
Deferred offering cost	-	88,704
Settlement payment related to promissory note	(2,550,930)	-
Interest payable	(185,908)	108,033
Prepaid expenses	(694,119)	(115,900)
Customer deposits	(24,145)	(1,000)
Security deposit	(73,480)	15,000
Change in operating right of use asset	56,181	19,638
Change in operating right of use liability	(82,905)	(44,795)
Accounts payable and accrued expenses	640,004	(243,883)
Sales tax payable	126	-
Sales tax receivable	(48,637)
Accrued payroll and compensation	(100,881)	164,500

Net cash (used) in operating activities	(7,512,685)	(1,354,246)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment, net	(70,124)	-

Net cash (used) in investing activities	(70,124)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from crowdfunding	-	102,701
Proceeds from convertible debt, net	-	650,000
Proceeds from stock purchase agreements	300,012	-
Proceeds from warrant issuance	18,865,000	-
Proceeds from related party notes	1,100,000	-
Repayment of convertible notes	(5,509,144)
Payment of offering costs	(1,466,225)

Net cash provided by financing activities	13,289,643	752,701

Net (decrease) increase in cash and cash equivalents	5,706,834	(601,545)

Cash and cash equivalents, beginning of period	89,634	1,352,892

Cash and cash equivalents, end of period	$5,796,468	$751,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the period ended December 31, 2025.

Going Concern

As of March 31, 2026, the Company has sold three stores and is operating two Company owned stores which commenced operations on June 6, 2025, and November 4, 2025 respectively Since its inception, the Company has experienced recurring losses and, as of March 31, 2026, reported an accumulated deficit of $98,777,720 and negative cash flows from operating activities for the three months then ended. A significant portion of the Company’s accumulated deficit relates to non-cash charges, including share based compensation, interest expense and fair value adjustments associated with its financing activities. Although these matters raise substantial doubt about the Company’s ability to continue as a going concern, management believes the Company has made progress in advancing its commercialization strategy and during the next twelve months, the Company intends to fund its operations with funds from revenue producing activities by fulfilling the pre order list along with exploring both additional equity and debt financing. If the Company cannot secure additional short-term capital, it may cease operations. These financial statements and related notes thereto do not include any adjustments that might result from these uncertainties.

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s product based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The following table illustrates inventory as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Raw material	2,372,770	1,021,947
Product inventory	60,094	-
Work in progress	-	-
Inventory	$2,432,864	$1,021,947

Inventory consists primarily of raw materials, purchased components, subassemblies, robotic units and convenience items for our Company owned stores. Work in process includes partially assembled robotic systems and artificial intelligence hardware integrated with proprietary software that are in various stages of completion.

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

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America, which it believes to be credit worthy. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. As of March 31, 2026, the Company’s cash was $5,545,468 more than the $250,000 federally insured limit. At December 31, 2025 the Company’s cash was less than $250,000 and fully insured.

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2026, the Company had $5,796,468 cash on hand and no cash equivalents. At December 31, 2025, the Company had $89,634 of cash on hand and no cash equivalents.

Intercompany Transactions

The Company engages in transactions with its subsidiaries and other related entities as part of its normal business operations. These transactions are conducted on terms and conditions that are similar to those with third parties and are eliminated in preparing the consolidated financial statements.

Property and Equipment

Property and equipment is recorded at cost and consists primarily of robotics systems, store structures, and related technology infrastructure. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income. As of March 31, 2026, the Company had $1,276,439 of property and equipment, net. The Company had $1,275,078 of property and equipment, net at December 31, 2025.

Depreciation is provided using the straight-line method, based on useful lives of the assets, which the Company estimates is 5-7 years. The Company’s property and equipment is comprised of machinery and equipment and leasehold improvements whose useful life is the lesser of the remaining lease term or estimated useful life.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. The Company had no impairment as of March 31, 2026.

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

As of March 31, 2026, the net book value of capitalized company-owned store and display assets was $931,835, which is included in “Property and Equipment, net” on the consolidated balance sheets. There was $41,218 depreciation expense related to company-owned store assets/display centers for the three months ended March 31, 2026 and no depreciation expense for the three months ended March 31, 2025.

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

Depreciation expense for the three months ended March 31, 2026 and 2025, was $68,764 and $11,308 respectively.

Deferred Revenue

Deferred revenue is a liability on the Company’s balance sheet that represents payment for preorders of the Company’s stores and for store sale not yet in production. Deferred revenue is recognized as earned revenue on the income statement as the good or service is delivered to the customer. The balance at March 31, 2026 and December 31, 2025 was $1,500,000.

Customer Deposits

Customer deposits are recorded as a liability on the consolidated balance sheets, as the Company has not yet transferred control of the promised goods or services to the customer in accordance with ASC 606, Revenue from Contracts with Customers. Upon satisfaction of the related performance obligations, these amounts will be recognized as revenue. Customer deposits are refundable until the underlying order is fulfilled. The balance at March 31, 2026 and December 31, 2025 was $179,500 and $203,645 respectively.

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

Refer to Note 10 for liabilities measured at fair value at March 31, 2026, and December 31, 2025.

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
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

SaaS Services

The Company’s SaaS platform provides customers with cloud-based inventory management, artificial intelligence–driven personalization, and autonomous operating functionality. The Company has concluded that SaaS services are a distinct performance obligation within the context of the contract and while the SaaS platform is necessary for operation, it is capable of being distinct and separately identifiable. Revenue from SaaS arrangements will be recognized ratably over the term of the subscription agreement, which is generally one year, as the services are provided. To date, however, the Company has not charged customers for SaaS services in connection with its initial Smart Store deployments. These services have been provided at no cost as part of the Company’s early-stage commercialization strategy, and accordingly, no revenue related to SaaS services has been recognized for the periods presented.

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

The Company entered into SaaS subscription agreements in connection with the opening of its North Hollywood, Glendale and Hollywood Smart Stores. Although SaaS is a distinct performance obligation under ASC 606, the Company elected to provide such services free of charge as part of its early commercialization strategy. Accordingly, while the contracts were identified and performance obligations allocated, the transaction price attributable to SaaS was zero, and no SaaS revenue was recognized for the three months ended March 31, 2026 or 2025. Management expects that, in future periods, SaaS services will be billed and revenue recognized ratably over the contract term as the services are provided.

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

The Company disaggregates revenue based on the nature of the goods or services, geographical region, and timing of revenue recognition, as presented below:

	For the three months ended
Timing of Recognition	March 31, 2026	March 31, 2025
Point in Time	$-	$500,000
Point in Time	67,836	-
Over Time	-	-
Over Time	-	-
	$67,836	$500,000

Organizational Costs

In accordance with FASB ASC 720, organizational costs, including accounting fees, legal fee, and costs of incorporation, are expensed as incurred.

Advertising

The Company expenses advertising costs as they are incurred. The Company incurred $640,941 and $140,988 in advertising expense for the three months ended March 31, 2026, and 2025, respectively.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. All research and development costs relate to developing our smart store technology. Costs incurred for the three months ended March 31, 2026, and 2025, were $88,715 and $301,355 respectively.

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

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

Convertible Notes

The Company previously issued convertible promissory notes with an aggregate principal balance of $4,000,000. The Company elected to account for these notes under the fair value option in accordance with ASC 825, Financial Instruments, in order to simplify the accounting for embedded derivative features, including contingent call and put options, and to reflect the instruments at fair value in their entirety.

Changes in the fair value of the convertible notes were recognized in earnings.

The fair value of the notes was determined using a combination of valuation techniques, including a Black-Scholes option pricing model for embedded derivative features and market-based inputs such as interest rates. These measurements were classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.

During the three months ended March 31, 2026, the Company repaid all outstanding amounts under the convertible notes. As a result, no convertible note liability remained outstanding as of March 31, 2026. Any remaining effects of prior fair value adjustments and financing costs associated with the notes were recognized in the statement of operations upon repayment.

For the periods presented, the Company recognized changes in the fair value of the convertible notes, including amounts attributable to instrument-specific credit risk. The fair value of the convertible notes was subject to significant estimation uncertainty, and changes in key assumptions could have resulted in material fluctuations in the Company’s results of operations.

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

As of March 31, 2026, capitalized software development costs totaled $101,292, which is incorporated in Property Plant and Equipment, net. There was $6,014 of amortization for the three months ended March 31, 2026 and no amortization for the three months ended March 31, 2025. There was $107,306 of capitalized software development costs at December 31, 2025.

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
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

3.	COMMITMENTS AND CONTINGENCIES

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

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

As of March 31, 2026, the promissory note has been paid off in its entirety.

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

The following notes signed with the CEO are unsecured and due on demand:

On January 2, 2026, the CEO signed an promissory note with the Company for $250,000.

On January 21, 2026, the CEO signed a promissory note with the Company for $250,000.

On January 27, 2026, the CEO signed a promissory note with the Company for $450,000.

On February 3, 2026, the CEO signed a promissory note with the Company for $100,000.

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

On February 9, 2026, the CEO signed a promissory note with the Company for $50,000

All notes expire at the annual date from issuance and accrue interest at 7% per annum.

As of March 31, 2026 the total of related party loans to our CEO is $2,100,000. At December 31, 2025 the balance was $1,000,000.

As of March 31, 2026, the Chief Executive Officer had $752,633, the President $1,151,145 and the Chief Financial Officer $83,000, respectively, in accrued compensation that they have voluntarily deferred until future periods. Payments of $50,000, $252,188 and $78,000 were made to each respectively during the three months ended March 31, 2026.

At December 31, 2025, the Chief Executive Officer had $802,633, the President $1,195,833 and the Chief Financial Officer $116,022, respectively, in accrued compensation that they have voluntarily deferred until future periods. Payments of $135,000 and $18,000 were made to the President and Chief Financial Officer respectively for the three months ended March 31, 2024.

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

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

On February 11, 2025, the Company signed an operating lease for a new warehouse in Bell Gardens, CA. The purpose of the space is to store materials for future store orders and is month to month.

On May 29, 2025, the Company signed a right of entry with Los Angeles County Metro Transportation Authority for its flagship Company owned store. The right of entry is month to month with a $1,500 monthly fee.

On March 11, 2026, the Company signed an operating lease for new warehouse space in Las Vegas, which is a triple net with a term of one year.

The future minimum payments on operating leases for each of the next five years and in the aggregate amount to the following:

2026	289,346
2027	245,556
2028	171,792
2029	148,450
2030	148,450
Thereafter	49,483

Total lease payments	1,053,077
Less: present value discount	(82,588)
Total operating lease liabilities	970,489
Less current portion	351,335
Long term portion	619,154

The weighted-average remaining term of the Company’s operating leases was 4.5 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.5% as of March 31, 2026.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

The Company has issued stock to certain third-party contractors and directors of the Company in exchange for services provided. All stock issued to third parties vested immediately upon issuance. The Company issued a total of 308,500 and 1,668,662 shares of common stock, recognizing share-based compensation expense for these awards totaling $1,271,178 and $7,609,099 for the three months ended March 31, 2026 and 2025 respectively.

Because all awards vested immediately upon issuance, the Company had no unrecognized compensation cost related to unvested stock-based awards as of March 31, 2026 and December 31, 2025.

The Company is evaluating the adoption of an equity compensation plan intended to provide equity-based incentives to employees, directors, and consultants. Such a plan, if adopted, may be registered on Form S-8 under the Securities Act of 1933, as amended. As of March 31, 2026, no equity compensation plan has been approved or implemented, and no awards have been granted. The timing, terms, and size of any such plan remain subject to approval by the Company’s Board of Directors and, if required, its stockholders.

8.	STOCK PURCHASE AGREEMENTS

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
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

On January 2, 2026, the Company entered into an agreement with certain noteholders to extend the maturity date of the notes to March 31, 2026. In consideration for the extension, the Company issued an aggregate of 2,000,000 shares of its common stock to the noteholders . The Company evaluated the amendment under ASC 470-50, Debt Modifications and Extinguishments, and concluded that the transaction represented a debt modification. Accordingly, the fair value of the shares issued was accounted for as a financing fee. The Company estimated the fair value of the shares based on its most recent valuation of common stock of $5.65 per share, as no intervening events, such as a business combination or qualified financing, occurred prior to December 31, 2025, that would materially impact the valuation. The resulting financing cost was recognized as interest expense over the extension period.

During the three months ended March 31, 2026, the Company repaid all outstanding amounts under the convertible notes. As a result, no convertible note liability remained outstanding as of March 31, 2026. Any remaining amounts associated with the notes, including the effects of prior fair value adjustments and financing costs, were recognized in the statement of operations upon repayment.

The Company recognized $932,145 of change in fair value of convertible debt through the payoff dates for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recognized $61,565 of change in fair value of convertible debt.

The Company did not recognize a material gain or loss upon settlement as the carrying value of the notes approximated the repayment amount.

10.	FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three months ended March 31, 2026, or 2025.

The convertible notes, previously classified as Level 3 liabilities, were repaid during the period and therefore no longer required fair value measurement as of March 31, 2026. The Company’s financial assets and liabilities measured at fair value at December 31, 2025 are as follows:

	Fair Value Measurements as of December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Convertible debt at fair value	$-	$-	$4,567,949	$4,567,949

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

The derivative portion of the convertible note was valued using a Black-Scholes simulation model. As a result of the election to apply the fair value option, the value of the conversion feature is not separately presented on the balance sheet.

The following assumptions were used in determining the fair value of the convertible notes as of December 31, 2025 as follows:

December 31 2025
Risk free right	3.72%
Stock price	$5.65
Dividend yield	0%
Volatility	67%

11.	SEGMENT REPORTING

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

The following table illustrates significant segment expenses that are regularly provided to the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
General and administrative expenses	3,892,140	8,737,034
Payroll and compensation	482,500	317,500
Research and development	88,715	301,355
Total operating expenses	4,463,355	9,355,889

12.	WARRANTS

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

VENHUB GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $89,397 and $27,566 for the three months ended March 31, 2026 and 2025.

There was no cash paid for income taxes for the three months ended March 31, 2026 and 2025.

Non-cash investing and financing activities

The Company issued 2,000,000 shares of common stock in connection with the extension of convertible notes (see Note 9) and issued 7,700,000 shares and warrants in connection with a private placement financing (see Note 12) for the three months ended March 31, 2026. For the three months ended March 31, 2025 the Company issued 10,974 of series B preferred shares in relation to its crowdfunding.

14.	SUBSEQUENT EVENTS

On April 30, 2026, the Company received a written notice from The Nasdaq Stock Market LLC indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), based on the closing bid price of the Company’s common stock for the previous 30 consecutive business days.

In accordance with Nasdaq Listing Rules, the Company has been provided a compliance period of 180 calendar days, or until October 27, 2026, to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation that the Company has regained compliance.

If the Company does not regain compliance within the initial compliance period, the Company may be eligible for an additional compliance period, subject to meeting certain requirements, including submitting a transfer application to the Nasdaq Capital Market.

The Company intends to actively monitor the bid price of its common stock and will consider available options to regain compliance with the Nasdaq minimum bid price requirement, including, if necessary, implementing a reverse stock split.

The receipt of the notice does not result in the immediate delisting of the Company’s common stock, and the Company’s shares will continue to trade on Nasdaq under the symbol “VHUB” during the compliance period.

ITEM 2. VENHUB GLOBAL, INC.’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s business model is designed to generate both one-time deployment revenue from the sale and installation of Smart Store units, as well as recurring revenue from SaaS subscriptions, maintenance agreements, support services, and other platform-related offerings. While the Company has not yet charged customers for SaaS or maintenance services as part of its early commercialization strategy, management expects recurring revenue streams to become an increasingly important component of the Company’s operating model as commercial deployments expand.

Management believes the recurring nature of SaaS and maintenance revenue may provide greater long-term revenue visibility and operating leverage as the installed base of Smart Store units grows.

The Company is continuing to build its commercialization and deployment infrastructure to support the anticipated expansion of Smart Store deployments. Through its subsidiaries, the Company manages manufacturing, assembly, installation, software development, maintenance, and support operations associated with its Smart Store platform. Management believes the Company’s operational structure is designed to support future scaling of deployments across both Company-owned and customer-operated locations.

As commercialization efforts continue, the Company expects scaling activities to include increased manufacturing capacity, inventory procurement, deployment logistics, installation coordination, software support, and field maintenance operations. The Company’s ability to expand deployments remains dependent on several factors, including available capital resources, supply chain conditions, customer demand, site readiness, and operational execution.

Management believes the Company’s current investments in inventory, infrastructure, software, and operational capabilities position the Company to support future growth and broader commercial rollout initiatives.

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

The Company currently has four full time employees and over 40 independent contractors. The Company will be converting the majority of independent contractors to full time employees throughout the rest of 2026 using a Professional Employment Organization “PEO”.

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

As of March 31, 2026, the Company has six Smart Store units under contract for planned deployment in Las Vegas, Nevada during 2026. Advance payments received in connection with these contracts are recorded as deferred revenue on the consolidated balance sheet. Revenue will be recognized as the related performance obligations are satisfied in accordance with ASC 606.

In addition to existing contracted deployments, the Company is engaged in ongoing discussions with multiple casino and hospitality operators in Las Vegas regarding the potential deployment of Smart Store units at their respective properties. Management believes these discussions reflect growing interest in autonomous retail solutions within high-traffic entertainment and hospitality venues. While no assurances can be provided that these discussions will result in executed agreements or future deployments, the Company views these opportunities as part of its broader pipeline of prospective commercial locations and future growth initiatives.

A typical sales cycle for the Company’s Smart Store deployments ranges from approximately two to six months, depending on the customer type, site readiness, permitting requirements, and customization needs. The sales process generally begins with initial customer outreach, demonstrations, and evaluation of deployment opportunities, followed by commercial negotiations, site selection, and execution of purchase agreements.

Following contract execution, customers typically provide an advance deposit to secure production scheduling and deployment timelines. The Company then proceeds through site planning, permitting, manufacturing customization, logistics coordination, installation, and commissioning of the Smart Store. Timing can vary depending on local permitting processes, utility readiness, and customer-specific integration requirements.

For enterprise customers, including casinos, transportation hubs, municipalities, and hospitality venues, the sales cycle may be longer due to internal approval processes, compliance reviews, and coordination with multiple stakeholders. Conversely, standardized deployments for repeat customers or existing partners may result in shorter implementation timelines.

Management believes that as the Company expands operational deployments, establishes repeat customer relationships, and further standardizes manufacturing and installation processes, overall deployment timelines and sales conversion cycles may improve over time.

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

The Company sold its first two stores in the first quarter of 2025, with locations in North Hollywood, and Glendale, California respectively. In the second quarter VenHub opened its Company owned flagship store at Los Angeles Airport (LAX) In the third quarter the Company sold a store which opened in Hollywood, CA. VenHub deployed a Company owned store at Union Station Los Angeles during the fourth quarter of 2025.

The Company’s strategy is focused on scaling production and developing recurring revenue streams through SaaS and maintenance services, which are expected to be monetized in future periods.

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

As a result, no revenue related to SaaS or maintenance services has been recognized for the periods presented. When implemented, SaaS revenue will be recognized ratably over the subscription term, typically one year, and maintenance revenue will be recognized over the contract period. We believe these services will represent a growing and recurring component of our revenue model in future periods. SaaS activation is expected to occur in phases as integrations and deployment configurations are completed

Introductory SaaS Concession

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

Going Concern

As of March 31, 2026, the Company has sold three stores and is operating two Company owned stores which were operational on June 6, 2025 and November 4, 2025. Since its inception, the Company has experienced recurring losses and, as of March 31, 2026, reported an accumulated deficit of $98,777,720 and negative cash flows from operating activities for the three months then ended. These matters raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months, the Company intends to fund its operations with funds from revenue producing activities by fulfilling the pre order list along with exploring both additional equity and debt financing. If the Company cannot secure additional short-term capital, it may cease operations. These financial statements and related notes thereto do not include any adjustments that might result from these uncertainties.

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

The Company’s primary sources of revenue are from the sale of Smart Stores, product sales at the Company owned stores and, once fully commercialized, recurring subscription fees for its SaaS platform and related maintenance and support services.

Property and Equipment

Property and equipment is recorded at cost and consists primarily of robotics systems, store structures, and related technology infrastructure. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income. As of March 31, 2026, the Company had $1,276,439 of property and equipment, net. The Company had $1,275,078 of property and equipment, net at December 31, 2025.

Depreciation is provided using the straight-line method, based on useful lives of the assets, which the Company estimates is 5-7 years. The Company’s property and equipment is comprised of machinery and equipment and leasehold improvements whose useful life is the lesser of the remaining lease term or estimated useful life.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. The Company had no impairment as of March 31, 2026.

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

Key Components of Results of Operations

For the three months ended March 31, 2026 and 2025

Revenues and cost of goods sold

There was $67,836 of revenue and $64,147 in cost of goods sold for the three months ended March 31, 2026, all relating to product sales and costs of goods sold from our Company owned stores For the three months ended March 31, 2025, we had $500,000 of revenue and $323,388 of cost of revenue, from the sale of our first two smart stores.

The decrease in revenue was primarily attributable to the timing of the Company’s Smart Store deployments. During the three months ended March 31, 2025, the Company recognized revenue related to the delivery of Smart Store units to customers. In contrast, during the three months ended March 31, 2026, the Company had not yet commenced delivery of Smart Store units under new customer contracts, and therefore did not recognize comparable store sale revenue during the period.

The Company’s revenue model for Smart Store sales is based on the transfer of control of the store to the customer, which generally occurs upon delivery and installation. As a result, revenue is inherently subject to period-to-period fluctuations based on the timing of store deliveries, rather than consistent recognition over time.

While the Company continues to build its pipeline of customer orders and has received advance payments reflected as deferred revenue on the balance sheet, revenue will not be recognized until the related performance obligations are satisfied through the delivery of Smart Store units.

The Company expects revenue to increase in future periods as it begins fulfilling its existing backlog of customer orders and continues to scale its production and deployment capabilities. However, the timing of such revenue recognition will depend on manufacturing, installation schedules, and customer readiness.

During the quarter ended March 31, 2026, the Company adjusted pricing across select product categories to improve transaction volume and customer engagement as part of ongoing optimization of its automated retail model.

General and administrative expenses

For the year three months ended March 31, 2026

Our total operating expenses for the three months ended March 31, 2026 were $4,463,355. This was comprised of $1,271,177 in share-based compensation, $841,500 in contractor expense, $640,941 in advertising, $482,500 in accrued compensation, $373,069 in legal and professional expense, $316,279 in travel, $173,529 in rent, $110,301 in dues and subscriptions, $88,715 in research and development, $82,513 in insurance, $68,764 in depreciation and amortization and $14,067 in miscellaneous expense.

We incurred $12,149,544 in other expense for the three months ended March 31, 2026 consisting of $11,217,349 in interest expense and $932,195 of change in fair value of convertible debt.

As a result of the foregoing, we had a net loss of $16,609,210 for the three months ended March 31, 2026.

For the three months ended March 31, 2025

Our total operating expenses were $9,355,889. This was comprised of $7,609,099 in non-cash share-based compensation, $465,806 in contractor expense, $335,521 in legal and professional expense, $317,500 in accrued compensation, $301,355 in research and development, $140,988 in advertising related to our crowdfunding, $70,130 in rent, $39,581 in travel, $11,575 in depreciation and $64,244 in miscellaneous expense.

We incurred $169,598 of other expense comprised of $108,033 in interest expense and $61,565 in change of fair value of convertible debt for the period.

As a result of the foregoing, we had a net loss of $9,348,875 for the three months ended March 31, 2025.

Results of Operations for the Three Months Ended March 31, 2026, Compared to 2025

Operating Expense	Q1 2026 ($)	Q1 2025 ($)	$ Change	% Change	Driver of Change
Share-based compensation	1,271,177	7,609,099	(6,337,922)	(83%)	Significant decrease due to large non-cash equity grants in prior year not recurring in current period
Contractor expense	841,500	465,806	375,694	81%	Increased use of consultants and outsourced resources to support accounting, audit, and operational scaling
Advertising	640,941	140,988	499,953	355%	Increased marketing spend to support store launches and customer acquisition vs. prior year crowdfunding campaign
Accrued compensation	482,500	317,500	165,000	52%	Increase in personnel-related costs as operations expanded
Legal & professional	373,069	335,521	37,548	11%	Ongoing legal, audit, and compliance costs associated with public company activities
Travel	316,279	39,581	276,698	699%	Increased travel related to store deployment, operations, and business development
Rent	173,529	70,130	103,399	147%	Expansion of physical footprint and store-related locations
Dues & subscriptions	110,301	—	110,301	NM	New software, compliance, and subscription costs associated with scaling and public company requirements
Research & development	88,715	301,355	(212,640)	(71%)	Decrease as focus shifted from development to commercialization
Insurance	82,513	—	82,513	NM	Increase due to public company insurance (including D&O coverage)
Depreciation & amortization	68,764	11,575	57,189	494%	Increase due to capitalization and deployment of store-related assets
Miscellaneous	14,067	64,334	(50,267)	(78%)	Reduction in non-recurring or general expenses from prior year
Total Operating Expenses	4,463,355	9,355,889	(4,892,534)	(52%)	Driven primarily by lower share-based compensation

Other Expense

Other Expense	Q1 2026 ($)	Q1 2025 ($)	$ Change	% Change	Driver of Change
Interest Expense	11,217,349	108,033	11,109,316	10,283%	Increased financing activity and debt-related costs
Change in Fair Value of Convertible Debt	932,195	61,565	870,630	1,414%	Significant valuation adjustments prior to repayment of convertible notes
Total Other Expense	12,149,544	169,598	11,979,946	7,064%	Driven primarily by non-cash valuation adjustments

Net Loss

	Q1 2026 ($)	Q1 2025 ($)	$ Change	% Change
Net Loss	(16,609,210)	(9,348,875)	(7,260,335)	(78%)

Total operating expenses for the three months ended March 31, 2026 were $4,463,355, compared to $9,355,889 for the three months ended March 31, 2025, representing a decrease of $4,892,534, or 52%. The decrease was primarily attributable to a reduction in non-cash share-based compensation of $6,337,922, reflecting significant equity grants in the prior year that did not recur in the current period. This decrease was partially offset by increases in contractor expense, advertising, accrued compensation, travel, and rent, driven by the Company’s continued operational expansion, including store deployments, increased marketing efforts, and higher personnel-related costs. Additional increases in dues and subscriptions and insurance expenses reflect costs associated with scaling operations and operating as a public company. Depreciation and amortization increased due to the capitalization and deployment of store-related assets, while research and development expense decreased as the Company shifted its focus from development activities toward commercialization.

Other expense for the three months ended March 31, 2026 was $12,149,544, compared to $169,598 for the three months ended March 31, 2025, representing an increase of $11,979,946. This increase was primarily driven by $11,217,349 in interest expense related to the Company’s convertible debt financing, including amortization of debt discounts and payment-in-kind interest, as well as a $932,195 increase in the change in fair value of convertible debt.

As a result of the foregoing, the Company reported a net loss of $16,609,210 for the three months ended March 31, 2026, compared to a net loss of $9,348,875 for the three months ended March 31, 2025. The increase in net loss was primarily driven by higher financing-related expenses, partially offset by a decrease in non-cash share-based compensation.

Liquidity and Capital Resources

March 31, 2026

As of March 31, 2026 we had working capital of $1,679,592 comprised of $5,796,468 in cash, $2,432,864 in inventory, $942,151 in prepaid expenses, $48,637 in sales tax receivable, $2,000 in security deposit – current offset by $1,356,333 in accounts payable and accrued expenses, $2,100,000 in loan payable – related party, $2,013,606 in accrued payroll and compensation, $1,500,000 in deferred revenue, $351,335 in current operating lease liability, $179,500 in customer deposits, $34,789 in interest payable - current and sales tax payable of $6,965.

Non-current assets included $1,276,439 in property and equipment, net, $851,524 in right of use asset, and $153,046 in security deposits.

Non-current liabilities consisted of $619,154 in right of use liability.

December 31, 2025

At December 31, 2025, we had negative working capital of $9,192,737 comprised of $89,634 in cash, $1,021,947 in inventory, and $248,032 in prepaid expenses $2,000 in security deposit - current, offset by $4,576,949 in convertible debt at fair value, $2,114,487 in accrued payroll and compensation, $1,500,000 in deferred revenue relating to down payments for pre orders, $1,000,000 in loan payable – related party, $716,329 in accounts payable and accrued expenses, $346,953 in current operating lease liability, $203,645 in customer deposits and $89,148 in interest payable and $6,839 in sales tax payable.

Non-current assets included $1,275,078 in property and equipment — net, $907,705 in right of use asset, and $79,566 in security deposits.

Non-current liabilities consisted of $2,550,930 in promissory note, $706,441 in right of use liability and $131,549 in interest payable.

For the three months ended March 31, 2026

We used $7,512,685 of cash in operating activities which represented our net loss from continuing operations of $16,609,210 including $11,300,000 in non-cash interest expense related to note extension, $1,271,177 in share based compensation, $932,195 of change in fair value of convertible debt, $640,004 in accounts payable and accrued expenses, $56,181 of change in operating right of use asset, $68,764 in depreciation and amortization expense, $126 in sales tax payable offset by $2,550,930 in settlement payment related to promissory note, $1,410,917 in inventory, $694,119 in prepaid expenses, $185,908 in interest payable, $100,881 in accrued payroll and compensation, $82,905 of change in operating right of use liability, $73,480 in security deposit, $48,637 in sales tax receivable, and $24,145 in customer deposits.

We used $70,124 of cash in investing activities relating to property and equipment, net.

We generated $13,289,643 of cash from financing activities including $18,865,000 in proceeds from warrant issuance, $1,100,000 in related party notes, $300,012 in proceeds from stock purchase agreements, offset by $5,509,144 in repayment of convertible notes and $1,466,225 in payment of offering costs.

For the three months ended March 31, 2025

We used $1,354,246 of cash in operating activities which represented our net loss from continuing operations of $9,348,875 including $7,609,099 in share-based compensation, $322,360 in inventory, $164,500 in accrued payroll and compensation, $108,033 in interest payable, $88,704 in deferred offering cost, $61,565 in unrealized loss on convertible debt, $19,638 of change in operating right of use asset, $15,000 in security deposit, $11,308 in depreciation expense offset by $243,883 in accounts payable and accrued expenses, $115,900 in prepaid expenses, $44,795 of change in operating right of use liability and $1,000 in deferred revenue.

We had no investing activities for the three months ended March 31, 2025.

We generated $752,701 of cash from financing activities consisting of $102,701 in proceeds from crowdfunding and $650,000 in proceeds from convertible debt, net.

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

In October 2025, we entered into new employment agreements with our Chief Executive Officer and our President, effective upon the effectiveness of this registration statement. These agreements include annual base salaries, potential cash bonuses, and equity-based awards tied to geographic expansion and performance milestones. While the agreements contemplate potential annual cash bonuses of up to $3.2 million in the aggregate, such bonuses are contingent on the availability of legally distributable funds as defined under NRS 78.288, Board approval, and may be deferred or accrued until sufficient resources are available in compliance with Nevada law. Accordingly, we have not accrued any amounts for such bonuses to date.

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

As of March 31, 2026, the Company had approximately $5.8 million in cash and cash equivalents compared to approximately $89 thousand as of December 31, 2025. The increase was primarily attributable to financing activities completed during the quarter, including proceeds from warrant issuances, stock purchase agreements, and related party financing arrangements.

The Company continues to incur operating losses and negative operating cash flows as it advances commercialization, expands operational infrastructure, and supports Smart Store deployment activities. Management expects operating expenses to continue as the Company invests in manufacturing, inventory procurement, software development, marketing, and deployment capabilities.

Management believes existing cash on hand, together with anticipated financing activities and future revenue-generating operations, will support the Company’s near-term operating and deployment objectives. However, the Company expects that additional capital may be required to execute its broader long-term commercialization and scaling strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2026, our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have sufficient and fully memorialized written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for March 31, 2026. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item. However, please refer to our Form 10-K as filed with and accepted by the SEC on March 23, 2024, to see those Risk Factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from April 15, 2023, through April 7, 2026 (the “Reporting Period”), we issued the following unregistered securities. Unless otherwise indicated, share amounts are presented on an as-issued basis.

Issuances for Services Rendered (Section 4(a)(2))

From April 15, 2023, through April 7, 2026, we issued an aggregate of 8,139,308 shares of common stock to consultants and other service providers as consideration for bona fide services (the “SR Issuances”).

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

Private Placements for Cash (Rule 506(b))

In June 2025, we completed a private placement of Units, each Unit consisting of two (2) shares of common stock and one (1) warrant to purchase one share of common stock. We sold 405,092 Units at $8.64 per Unit for gross proceeds of $3,500,000. The accompanying warrants carry a $4.32 per-share exercise price and are otherwise on customary private-placement terms. In total, the Unit sale resulted in the issuance of 810,184 common shares and 405,162 warrants.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

VenHub Global, Inc.

Date: May 12, 2026	By:	/s/ Shahan Ohanessian
	Name:	Shahan Ohanessian
	Title:	Principal Executive Officer

VenHub Global, Inc.

Date: May 12, 2026	By:	/s/ Matt Hidalgo
	Name:	Matt Hidalgo
	Title:	Principal Financial and Accounting Officer