Form 10-Q
period 2026-06-30
VenHub Global, Inc.
filed 2026-08-12
CIK 1972234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-43082

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 11, 2026 was 91,392,857

VENHUB GLOBAL, INC.

i

ITEM 1. FINANCIAL STATEMENTS

VENHUB GLOBAL, INC.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,563,439	$89,634
Inventory (note 2)	2,447,132	1,021,947
Prepaid expenses	724,663	248,032
Sales tax receivable	48,637	-
Security deposit - current	2,000	2,000
Total current assets:	5,785,871	1,361,613

Non-current assets:
Security deposit	143,667	79,566
Property and equipment, net (note 2)	1,343,264	1,275,078
Right of use asset	844,867	907,705
Total non-current assets:	2,331,798	2,262,349

Total assets:	$8,117,669	$3,623,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$929,565	$716,329
Interest payable - current	72,366	89,148
Sales tax payable	8,624	6,839
Customer deposits	162,000	203,645
Current operating lease liability	326,247	346,953
Loan payable - related party (note 4)	2,100,000	1,000,000
Deferrred revenue (note 2)	1,500,000	1,500,000
Accrued payroll and compensation (note 4)	2,457,647	2,114,487
Convertible debt at fair value (note 9)	-	4,576,949
Total current labilities:	7,556,449	10,554,350

Noncurrent liabilities:

Interest payable	-	131,549
Right of use liability	614,091	706,441
Promissory note (note 3)	-	2,550,930
Total noncurrent liabilities:	614,091	3,388,920

Total liabilities:	8,170,540	13,943,270

Commitments and contingencies: (note 3 and 6)

Stockholders’ deficit:
Preferred Stock A - $0.001 par value; 100,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Preferred Stock B- $0.001 par value; 20,000,000 shares authorized; 3,943 shares issued and outstanding as of June 30, 2026 and December 31, 2025	3	3
Preferred Stock C - $0.001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	100	100
Common stock - $0.001 par value; 100,000,000 shares authorized; 90,392,857 shares issued and outstanding as of June 30, 2026 and 75,024,356 as of December 31, 2025	90,392	75,024
Additional paid-in capital	109,124,222	71,774,075
Accumulated deficit	(109,267,588)	(82,168,510)
Total stockholders’ equity (deficit):	(52,871)	(10,319,308)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY:	$8,117,669	$3,623,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Store sales	$-	$-	$-	$500,000
Product sales	86,614	13,615	154,450	13,615
Total revenue	86,614	13,615	154,450	513,615

Cost of goods sold
Store costs	232,134	-	232,134	323,388
Product costs	67,110	6,829	131,257	6,829
Total cost of goods sold	299,244	6,829	363,391	330,217

Gross profit	(212,630)	6,786	(208,941)	183,398

Operating expenses
General and administrative expenses	8,987,723	1,450,630	12,879, 863	10,187,664
Payroll and compensation	800,603	317,500	1,283,103	635,000
Research and development	182,603	131,016	271,318	432,371
Total operating expenses	9,970,929	1,899,146	14,434,284	11,255,035

(Loss) income from operations	(10,183,559)	(1,892,360)	(14,643,225)	(11,071,637)

Other expenses
Interest expense	578,062	120,000	11,795,411	228,033
Settlement expense	269,000	18,513,430	269,000	18,513,430
Change in fair value of convertible debt	(540,753)	3,849	391,442	65,414
Total other expenses	306,309	18,637,279	12,455,853	18,806,877

Income tax provision	-	-	-	-

Net loss	(10,489,868)	(20,529,639)	(27,099,078)	(29,878,514)

Loss per share
Basic and diluted	$(0.12)	$(0.73)	$(0.32)	$(1.04)
Weighted average common shares outstanding
Basic and diluted	86,302,690	28,169,261	83,719,758	28,765,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Additional		Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Beginning, January 1, 2025	75,024,356	$75,024	-	$-	3,943	$3	100,000	$100	$71,774,075	$(82,168,510)	$(10,319,308)

Issuance of common stock	308,500	308	-	-	-	-	-	-	1,270,870	-	1,271,178

Stock purchase agreement	25,001	25	-	-	-	-	-	-	299,987	-	300,012

Issuance of shares for note extension	2,000,000	2,000	-	-	-	-	-	-	11,298,000	-	11,300,000

Issuance of warrants	7,700,000	7,700	-	-	-	-	-	-	18,857,300	-	18,865,000

Offering costs	-	-	-	-	-	-	-	-	(1,466,225)	-	(1,466,225)

Net loss	-	-	-	-	-	-	-	-	-	(16,609,210)	(16,609,210)

Ending March 31, 2026	85,057,857	$85,057	-	$-	3,943	$3	100,000	$100	$102,034,007	$(98,777,720)	$3,341,447

Issuance of common stock - warrants	5,335,000	5,335	-	-	-	-	-	-	7,090,215		7,095,550

Net loss	-	-	-	-	-	-	-	-		(10,489,868)	(10,489,868)

Ending June 30, 2026	90,392,857	$90,392	-	$-	3,943	$3	100,000	$100	$109,124,222	$(109,267,588)	$(52,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Additional		Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Beginning, January 1, 2025	26,500,959	$26,501	100,000	$100	593,742	$594	-	$-	$16,071,724	$(19,769,347)	$(3,670,428)

Issuance of common stock	1,668,662	1,668	-	-	-	-	-	-	7,607,431	-	7,609,099

Issuance of preferred stock B, crowdfunding	-	-	-	-	10,974	11	-	-	102,690	-	102,701

Net loss	-	-	-	-	-	-	-	-	-	(9,348,875)	(9,348,875)

Ending March 31, 2025	28,169,621	$28,169	100,000	$100	604,716	$605	-	$-	$23,781,845	$(29,118,222)	$(5,307,503)

Issuance of common stock	66,785	67	-	-	-	-	-	-	304,473	-	304,540

Settlement shares	3,462,375	3,462	-	-	-	-	-	-	15,784,968	-	15,788,430

Issuance of common stock - warrants	810,324	811	-	-	-	-	-	-	3,499,189	-	3,500,000

Issuance of preferred stock B, crowdfunding	-	-	-	-	11,555	11	-	-	118,338	-	118,349

Net loss	-	-	-	-	-	-	-	-	-	(20,529,639)	(20,529,639)

Ending June 30, 2025	32,509,105	$32,509	100,000	$100	616,271	$616	-	$-	$43,488,813	$(49,647,861)	$(6,125,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$(27,099,078)	$(29,878,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	8,366,728	7,913,639
Settlement expense	269,000	18,513,430
Payment of settlement expense	(269,000)
Non-cash interest expense related to note extension	11,300,000	-
Depreciation and amortization expense	142,322	27,952
Change in fair value of convertible debt	391,442	65,414
Change in operating assets and liabilities:
Inventory	(1,425,185)	(179,095)
Deferred offering cost	-	(88,704)
Repayment of promissory note	(2,550,930)	-
Interest payable	(148,331)	200,689
Prepaid expenses	(476,631)	(59,281)
Deferred revenue	-	1,750,000
Customer deposits	(41,645)	(1,000)
Security deposit	(64,101)	(55,000)
Change in operating right of use asset	62,838	(741,398)
Change in operating right of use liability	(113,056)	685,072
Accounts payable and accrued expenses	213,236	(150,272)
Sales tax payable	1,785	40,100
Sales tax receivable	(48,637)	-
Accrued payroll and compensation	343,160	404,000

Net cash (used) in operating activities	(11,146,083)	(1,552,968)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment, net	(210,508)	(483,154)

Net cash (used) in investing activities	(210,508)	(483,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from crowdfunding	-	221,050
Proceeds from convertible debt, net	-	650,000
Proceeds from stock purchase agreements	300,012	-
Proceeds from warrant issuance	18,865,000	3,500,000
Proceeds from related party notes	1,100,000	-
Repayment of convertible notes	(4,968,391)
Payment of offering costs	(1,466,225)

Net cash provided by financing activities	13,830,396	4,371,050

Net (decrease) increase in cash and cash equivalents	2,473,805	2,334,928

Cash and cash equivalents, beginning of period	89,634	1,352,892

Cash and cash equivalents, end of period	$2,563,439	$3,687,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

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

The Company develops, manufactures, and deploys autonomous Smart Stores and provides related software and support services to commercial customers, offering an innovative approach to the convenience retail industry.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the period ended December 31, 2025.

Going Concern

As of June 30, 2026, the Company has sold three stores and is operating two Company owned stores which were operational on June 6, 2025 and November 4, 2025. Since its inception, the Company has experienced recurring losses and, as of June 30, 2026, reported an accumulated deficit of $109,267,588 and negative cash flows from operating activities for the six months then ended. These matters raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months, the Company expects to fund its operations primarily through additional capital raising activities, including equity and debt financing and investments from existing and new investors. As the Company continues to commercialize its Smart Stores, it also expects to generate revenue from direct Smart Store sales and, over time, recurring SaaS and related service revenue. The Company expects its reliance on external financing to decrease as revenue from Smart Store sales and recurring services increases. However, the Company has not recognized Smart Store sales revenue during the six months ended June 30, 2026, and there can be no assurance that anticipated Smart Store sales, SaaS revenue, or additional financing will occur on the timing or in the amounts necessary to fund operations. If the Company cannot secure sufficient additional capital or generate sufficient revenue, it may be required to reduce or cease operations.

Reclassification

Certain prior-period amounts have been reclassified to conform to the current-period presentation. During the preparation of the accompanying financial statements, the Company determined that certain non-cash fair value adjustments related to convertible notes accounted for under the fair value option had previously been presented within interest expense. These amounts have been reclassified to "Change in fair value of convertible debt" within other expense. The reclassification had no effect on total other expense, net loss, earnings (loss) per share, cash flows, total assets, total liabilities, or stockholders' equity.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

Inventory

Inventories are stated at the lower of cost or net realizable value in accordance with ASC 330, Inventory. Cost is determined using the first-in, first-out ("FIFO") method and includes the purchase price of raw materials, freight, applicable taxes, and other costs incurred to bring inventory to its present location and condition.

The Company regularly evaluates inventory for excess quantities, obsolescence, slow-moving items, and changes in expected future demand. When inventory is determined to be obsolete, damaged, or its carrying value is no longer recoverable, the inventory is written down to its estimated net realizable value. Such write-downs establish a new cost basis for the affected inventory and are not subsequently reversed if market conditions improve. The following table illustrates inventory as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Raw material	2,308,862	1,021,947
Product inventory	138,270	-
Work in progress	-	-
Inventory	$2,447,132	$1,021,947

Inventory consists primarily of raw materials, purchased components, subassemblies, robotic units and convenience items for our Company owned stores. Work in process includes partially assembled robotic systems and artificial intelligence hardware integrated with proprietary software that are in various stages of completion.

Inventory is stated at the lower of cost or net realizable value in accordance with ASC 330, Inventory. The Company periodically evaluates inventory for excess quantities, obsolescence, and recoverability. During the three and six months ended June 30, 2026, the Company determined that certain production inventory associated with a product design was no longer expected to be utilized in the manufacture of products for sale and had no alternative future use, as we made several process improvements to the design of the store. Accordingly, the Company recorded an inventory write-down of $232,134 to its estimated net realizable value, which was zero for the affected inventory. The resulting charge is included within cost of good sold in the accompanying condensed statements of operations..

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

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America, which it believes to be credit worthy. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. As of June 30, 2026, the Company’s cash was $2,313,439 more than the $250,000 federally insured limit. At December 31, 2025, the Company’s cash was less than $250,000 and fully insured.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2026, the Company had $2,563,439 cash on hand and no cash equivalents. At December 31, 2025, the Company had $89,634 of cash on hand and no cash equivalents.

Intercompany Transactions

The Company engages in transactions with its subsidiaries and other related entities as part of its normal business operations. These transactions are conducted on terms and conditions that are similar to those with third parties and are eliminated in preparing the consolidated financial statements.

Property and Equipment

Property and equipment is recorded at cost and consists primarily of robotics systems, store structures, and related technology infrastructure. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income. As of June 30, 2026, the Company had $1,343,264 of property and equipment, net. The Company had $1,275,078 of property and equipment, net at December 31, 2025.

Depreciation is provided using the straight-line method, based on useful lives of the assets, which the Company estimates is 5-7 years. The Company’s property and equipment is comprised of machinery and equipment and leasehold improvements whose useful life is the lesser of the remaining lease term or estimated useful life.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. The Company had no impairment as of June 30, 2026.

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

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

As of June 30, 2026, and December 31, 2025, the net book value of capitalized company-owned store and display assets was $890,617 and $973,052 respectively, which is included in “Property and Equipment, net” on the consolidated balance sheets. There was $41,218 depreciation and amortization expense related to company-owned store assets/display centers for the three months ended June 30, 2026 and no depreciation expense for the three months ended June 30, 2025. For the six months ended June 30, 2026 there was $82,435 in depreciation expense and no depreciation expense for the six months ended June 30, 2025.

For the three months ended June 30, 2026 and 2025 depreciation and amortization expense was $73,559 and $12,723 respectively. Depreciation and amortization expense for the six months ended June 30, 2026, and 2025, was $142,322 and $27,952 respectively.

Deferred Revenue

Deferred revenue is a liability on the Company’s balance sheet that represents payment for preorders of the Company’s stores and for store sale not yet in production. Deferred revenue is recognized as earned revenue on the income statement as the good or service is delivered to the customer. The balance at June 30, 2026, and December 31, 2025 was $1,500,000.

Customer Deposits

Customer deposits are recorded as a liability on the consolidated balance sheets, as the Company has not yet transferred control of the promised goods or services to the customer in accordance with ASC 606, Revenue from Contracts with Customers. Upon satisfaction of the related performance obligations, these amounts will be recognized as revenue. Customer deposits are refundable until the underlying order is fulfilled. The balance at June 30, 2026, and December 31, 2025 was $162,000 and $203,645 respectively.

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

Refer to Note 10 for liabilities measured at fair value at June 30, 2026, and December 31, 2025.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

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

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

The Company entered into SaaS subscription agreements in connection with the opening of its North Hollywood, Glendale and Hollywood Smart Stores. Although SaaS is a distinct performance obligation under ASC 606, the Company elected to provide such services free of charge as part of its early commercialization strategy. Accordingly, while the contracts were identified and performance obligations allocated, the transaction price attributable to SaaS was zero, and no SaaS revenue was recognized for the three and six months ended June 30, 2026 or 2025. Management expects that, in future periods, SaaS services will be billed and revenue recognized ratably over the contract term as the services are provided.

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

The Company disaggregates revenue based on the nature of the goods or services, geographical region, and timing of revenue recognition, as presented below:

	For the three months ended
Timing of Recognition	June 30, 2026	June 30, 2025
Point in Time - Store Sales	$-	$-
Point in Time - Product Sales	86,614	13,615
	$86,614	$13,615

	For the six months ended
Timing of Recognition	June 30, 2026	June 30, 2025
Point in Time - Store Sales	$-	$500,000
Point in Time - Product Sales	154,450	13,615
	$154,450	$513,615

Organizational Costs

In accordance with FASB ASC 720, organizational costs, including accounting fees, legal fee, and costs of incorporation, are expensed as incurred.

Advertising

The Company expenses advertising costs as they are incurred. The Company incurred $184,428 and $263,375 in advertising expense for the three months ended June 30, 2026, and 2025, respectively. For the six months ended June 30, 2026 and 2025 the Company incurred $825,369 and $404,363 respectively.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. All research and development costs relate to developing our smart store technology. Costs incurred for the three months ended June 30, 2026, and 2025, were $182,603 and $131,016 respectively. For the six months ended June 30, 2026 and 2025, research and development costs were $271,318 and $432,371 respectively.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

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

During the three and six months ended June 30, 2026, the Company repaid all outstanding amounts under the convertible notes. As a result, no convertible note liability remained outstanding as of June 30, 2026. Any remaining effects of prior fair value adjustments and financing costs associated with the notes were recognized in the statement of operations upon repayment.

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

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

As of June 30, 2026, capitalized software development costs totaled $95,277, which is incorporated in Property Plant and Equipment, net. There was $6,014 and $12,028 of amortization for the three and six months ended June 30, 2026 and no amortization for the three and six months ended June 30, 2025. There was $107,306 of capitalized software development costs at December 31, 2025.

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

During the three and six months ended June 30, 2026, the Company recognized settlement expense of $269,000 related to the resolution of certain legal and commercial matters. The settlement expense is included within other expenses in the accompanying condensed consolidated statements of operations. The settlement obligations were satisfied during the quarter, and accordingly, there was no outstanding settlement liability related to these matters as of June 30, 2026.

On May 16, 2025, the Company entered into a settlement agreement with Target Global Acquisition I Corp. Pursuant to the Settlement and Release Agreement, the Parties mutually agreed to terminate the Agreement and Plan of Merger, by and among Venhub and TGAA Parties, dated as of December 2, 2024. On May 21, 2025, the full Settlement Consideration was delivered, and the Business Combination Agreement was terminated in accordance with their terms (subject to the survival of certain confidentiality provisions).

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

As consideration for the termination, the Parties agreed to the following consideration to be provided to TGAA:

●	$225,000 in cash;

●	A secured promissory note in an amount equal to $2,500,000 with a 4% annual interest rate compounding semi-annually with a maturity date of May 16, 2030

●	3,462,375 shares of Venhub common stock.

The Company recognized the settlement in accordance with ASC 450, Contingencies, when the loss became probable and reasonably estimable. The secured promissory note contained customary representations, covenants and events of default, including payment defaults, bankruptcy or insolvency events, material breaches of the note agreement and certain cross-default provisions, which entitled the holder to accelerate amounts outstanding upon the occurrence of an event of default.

As of June 30, 2026, the promissory note had been paid in full, and no obligations remained outstanding under the settlement agreement.

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

On January 2, 2026, the CEO signed a promissory note with the Company for $250,000.

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

As of June 30, 2026 the total of related party loans to our CEO is $2,100,000. At December 31, 2025 the balance was $1,000,000.

As of June 30, 2026, the Chief Executive Officer had $1,002,633, the President $1,263,645 and the Chief Financial Officer $83,000, respectively, in accrued compensation that they have voluntarily deferred until future periods. Payments of $75,000 and $45,000 were made to the President and Chief Financial Officer respectively during the three months ended June 30, 2026. For the six months ended June 30, 2026 payments of $300,000, $294,688 and $115,000 were made to the Chief Executive Officer, President and Chief Financial Officer respectively.

Payments of $60,000 and $18,000 were made to the President and Chief Financial Officer respectively for the three months ended June 30, 2025. For the six months ended June 30, 2025 payments of $195,000 and $36,000 were made to the President and Chief Financial Officer respectively.

At December 31, 2025, the Chief Executive Officer had $802,633, the President $1,195,833 and the Chief Financial Officer $116,022, respectively, in accrued compensation that they have voluntarily deferred until future periods.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

During the three and six months ended June 30, 2026, the Company engaged an immediate family member of its Chief Executive Officer to provide operational consulting services. Compensation paid to the employee during the three and six months ended June 30, 2026, was $87,500. The compensation was determined based on the services performed and is included within operating expenses in the accompanying condensed consolidated financial statements. As of June 30, 2026, there were no amounts due to or from this related party.

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

On February 11, 2025, the Company signed an operating lease for a new warehouse in Bell Gardens, CA. The purpose of the space is to store materials for future store orders and is month to month. The Company vacated this location in May of 2026.

On May 29, 2025, the Company signed a right of entry with Los Angeles County Metro Transportation Authority for its flagship Company owned store. The right of entry is month to month with a $1,500 monthly fee. On May 27, 2026 the Company extended this lease to May 26, 2028.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

On March 11, 2026, the Company signed an operating lease for new warehouse space in Las Vegas, which is a triple net with a term of one year.

The future minimum payments on operating leases for each of the next five years and in the aggregate amount to the following:

2026	205,680
2027	269,464
2028	184,300
2029	152,458
2030	152,458
Thereafter	50,819

Total lease payments	1,015,179
Less: present value discount	(74,841)
Total operating lease liabilities	940,338
Less current portion	326,247
Long term portion	614,091

The weighted-average remaining term of the Company’s operating leases was 4.5 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 5.5% as of June 30, 2026.

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

The Company has issued stock to certain third-party contractors and directors of the Company in exchange for services provided. All stock issued to third parties vested immediately upon issuance. The Company issued a total of 5,335,000 and 5,643,500 shares of common stock, recognizing share-based compensation expense for these awards totaling $7,095,550 and $8,366,728 for the three and six months ended June 30, 2026 respectively. The Company issued a total of 66,785 and 1,735,447 shares of common stock recognizing share-based compensation expense for these awards totaling $304,540 and $7,913,639 for the three and six months ended June 30, 2025.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

Because all awards vested immediately upon issuance, the Company had no unrecognized compensation cost related to unvested stock-based awards as of June 30, 2026, and December 31, 2025.

The Company is evaluating the adoption of an equity compensation plan intended to provide equity-based incentives to employees, directors, and consultants. Such a plan, if adopted, may be registered on Form S-8 under the Securities Act of 1933, as amended. As of June 30, 2026, no equity compensation plan has been approved or implemented, and no awards have been granted. The timing, terms, and size of any such plan remain subject to approval by the Company’s Board of Directors and, if required, its stockholders.

8.	STOCK PURCHASE AGREEMENTS

On January 2, 2026 the Company signed two stock purchase agreements with two investors for 25,001 common shares at $12 a share for net proceeds of $300,012.

9.	CONVERTIBLE NOTE

On August 16, 2024, December 2, 2024, and February 14, 2025, the Company entered into convertible promissory note purchase agreements with a third-party investor pursuant to which it issued an aggregate principal amount of $4,000,000 of convertible promissory notes in a private placement. The notes bear both payment-in-kind ("PIK") and cash interest, with interest rates that increase over the term of the notes, and mature five years from their respective issuance dates. The notes include customary conversion, redemption, and repayment provisions, including conversion upon certain qualified financing and business combination events, optional redemption rights, and mandatory repayment under specified circumstances. The Company elected the fair value option under ASC 825 for the notes; accordingly, the $100,000 of debt issuance costs incurred upon issuance were recognized as interest expense.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

On January 2, 2026, the Company entered into an agreement with certain noteholders to extend the maturity date of the notes to March 31, 2026. In consideration for the extension, the Company issued an aggregate of 2,000,000 shares of its common stock to the noteholders. The Company evaluated the amendment under ASC 470-50, Debt Modifications and Extinguishments, and concluded that the transaction represented a debt modification. Accordingly, the fair value of the common shares issued was recognized as a debt modification cost (recorded as an adjustment to the carrying amount of the modified debt). The Company estimated the fair value of the shares using its most recent valuation of common stock of $5.65 per share, as no intervening events, such as a business combination or qualified financing, had occurred prior to December 31, 2025 that would materially affect the valuation. The resulting debt modification cost was amortized to interest expense over the extension period ending March 31, 2026.

The Company repaid all outstanding amounts under the convertible notes, during the three months ended March 31, 2026. As a result, no convertible note liability remained outstanding as of June 30, 2026.

The Company recognized $(540,753) and $391,442 of change in fair value of convertible debt through the payoff dates for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recognized $3,849 and $65,414 of change in fair value of convertible debt.

10.	FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2026, or 2025.

The convertible notes, previously classified as Level 3 liabilities, were repaid during the period and therefore no longer required fair value measurement as of June 30, 2026. The Company’s financial assets and liabilities measured at fair value at December 31, 2025 are as follows:

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

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

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

The following table illustrates significant segment expenses that are regularly provided to the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
General and administrative expenses	8,987,723	1,450,630
Payroll and compensation	800,603	317,500
Research and development	182,603	131,016
Total operating expenses	9,970,929	1,899,146

	Six Months Ended June 30,
	2026	2025
General and administrative expenses	12,879,863	10,187,664
Payroll and compensation	1,283,103	635,000
Research and development	271,318	432,371
Total operating expenses	14,434,284	11,255,035

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

12.	WARRANTS

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

Cash paid for interest was $117,406 for the six months ended June 30, 2026. For the six months ended June 30, 2025 the Company paid $27,344 in interest. All amounts paid related to the convertible notes.

There was no cash paid for income taxes for the six months ended June 30, 2026 and 2025.

Non-cash investing and financing activities

The Company issued 2,000,000 shares of common stock in connection with the extension of convertible notes (see Note 9) and issued 7,700,000 shares and warrants in connection with a private placement financing (see Note 12) for the six months ended June 30, 2026. For the six months ended June 30, 2025 the Company issued 22,529 of series B preferred shares in relation to its crowdfunding and 810,324 shares in connection to warrants.

VENHUB GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

14.	STOCKHOLDERS WRITTEN CONSENT

During the three and six months ended June 30, 2026, the Company’s Board of Directors and stockholders holding a majority of the Company’s voting power approved certain corporate actions by written consent. In connection with these actions, the Company filed a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission.

The approved corporate actions included (i) the adoption of the Company’s 2026 Equity Incentive Plan, (ii) the reservation of shares of the Company’s common stock for issuance under the 2026 Equity Incentive Plan, and (iii) an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares.

As of June 30, 2026, the approved corporate actions remained subject to the applicable notice period under Section 14(c) of the Securities Exchange Act of 1934 and, with respect to the increase in authorized common stock, the filing of the applicable amendment to the Company’s Certificate of Incorporation. Accordingly, these actions did not affect the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

15.	NASDAQ MINIMUM BID PRICE COMPLIANCE

On March 20, 2026, the Company received a notification letter from The Nasdaq Stock Market LLC indicating that the closing bid price of the Company's common stock had been below the minimum bid price requirement of $1.00 per share for 30 consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2). The notification had no immediate effect on the listing or trading of the Company's common stock.

During the quarter ended June 30, 2026, the Company regained compliance with the minimum bid price requirement after the closing bid price of its common stock remained at or above $1.00 per share for the period required under the Nasdaq Listing Rules. Accordingly, Nasdaq notified the Company that it had regained compliance, and the matter is now closed.

16.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued.

On July 7, 2026, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission relating to certain corporate actions previously approved by the Company’s Board of Directors and stockholders holding a majority of the Company’s voting power by written consent.

On July 28, 2026, the Company filed the Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada, thereby increasing the Company’s authorized common stock from 100,000,000 shares to 300,000,000 shares. The increase in authorized common stock did not affect the number of shares of common stock issued and outstanding and did not have an impact on the Company’s condensed consolidated financial position, results of operations, or cash flows as of June 30, 2026.

Subsequent to June 30, 2026, the Company issued an additional 1,000,000 shares of common stock in relation and part of the service agreements signed on June 9, 2026.

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

The Company currently has twenty seven full time employees and over 20 independent contractors. The Company will be converting the rest of the independent contractors to full time employees throughout the rest of 2026 using a Professional Employment Organization “PEO”.

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

Going Concern

As of June 30, 2026, the Company has sold three stores and is operating two Company owned stores which were operational on June 6, 2025 and November 4, 2025. Since its inception, the Company has experienced recurring losses and, as of June 30, 2026, reported an accumulated deficit of $109,267,588 and negative cash flows from operating activities for the six months then ended. These matters raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months, the Company expects to fund its operations primarily through additional capital raising activities, including equity and debt financing and investments from existing and new investors. As the Company continues to commercialize its Smart Stores, it also expects to generate revenue from direct Smart Store sales and, over time, recurring SaaS and related service revenue. The Company expects its reliance on external financing to decrease as revenue from Smart Store sales and recurring services increases. However, the Company has not recognized Smart Store sales revenue during the six months ended June 30, 2026, and there can be no assurance that anticipated Smart Store sales, SaaS revenue, or additional financing will occur on the timing or in the amounts necessary to fund operations. If the Company cannot secure sufficient additional capital or generate sufficient revenue, it may be required to reduce or cease operations.

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

Property and Equipment

Property and equipment is recorded at cost and consists primarily of robotics systems, store structures, and related technology infrastructure. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income. As of June 30, 2026, the Company had $1,343,264 of property and equipment, net. The Company had $1,275,078 of property and equipment, net at December 31, 2025.

Depreciation is provided using the straight-line method, based on useful lives of the assets, which the Company estimates is 5-7 years. The Company’s property and equipment is comprised of machinery and equipment and leasehold improvements whose useful life is the lesser of the remaining lease term or estimated useful life.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. The Company had no impairment as of June 30, 2026.

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

Key Components of Results of Operations

For the three months ended June 30, 2026 and 2025

Revenues and cost of goods sold

The following table summarizes our revenue, cost of goods sold and gross profit for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Increase (Decrease)
Sales	$86,614	$13,615	$72,999
Cost of goods sold	299,244	6,829	292,415
Gross Profit	$(212,630)	$6,786	$205,844
Gross Margin	(245.5)%	49.8%	(295.3)%

Sales increased $72,99, or approximately 536%, to $86,614 for the three months ended June 30, 2026, compared to $13,615 for the same period in 2025. The increase was primarily attributable to higher customer traffic and transaction volumes at the Company’s company-owned Smart Store locations. During the quarter, the Company implemented promotional pricing initiatives designed to increase customer acquisition, drive sales volume and build brand awareness, which contributed to the increase in sales.

Cost of goods sold increased by $292,415 to $299,244 for the three months ended June 30, 2026, compared to $6,829 for the same period in 2025. The increase primarily reflects the obsolete inventory write off of $232,134.

The Company reported a gross loss of $212,630 for the three months ended June 30, 2026, compared to a gross profit of $6,786 for the same period in 2025. Gross margin was (245.5%) compared to 49.8% in the prior-year period. The decrease in gross margin was primarily attributable to obsolete inventory and also. reflecting promotional pricing initiatives implemented during the quarter to increase customer traffic, accelerate sales growth and expand the Company’s customer base.

The following table summarizes our operating expenses for the three months ended June 30, 2026 and 2025:

Operating Expense	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Increase (Decrease)
Share-based compensation	$7,095,550	$304,540	$6,791,010
Contractors	683,207	312,571	370,636
Compensation	482,500	317,500	165,000
Research and development	182,603	131,016	51,587
Wages	294,353	—	294,353
Legal and professional	233,980	184,050	49,930
Advertising	184,428	263,375	(78,947)
Facilities lease and rent	180,750	109,908	70,842
Insurance	135,660	6,413	129,247
Regulatory and compliance	94,125	—	94,125
Travel	155,335	152,106	3,229

Depreciation	50,445	12,723	37,722
Utilities	36,730	22,901	13,829
Other operating expenses	161,263	82,043	79,220
Total Operating Expenses	$9,970,929	$1,899,146	$8,071,783

Operating expenses increased $8.1 million, or 425.0%, to $10.0 million for the three months ended June 30, 2026, compared to $1.9 million for the three months ended June 30, 2025. The increase was primarily attributable to higher non-cash share-based compensation expense, which increased $6.8 million, or 2,230.0%, reflecting equity awards granted to employees, executives, directors and service providers during the quarter as part of the Company's long-term compensation strategy.

Excluding share-based compensation, operating expenses increased $1.3 million, primarily reflecting continued investment in personnel, engineering, manufacturing, technology development and public company infrastructure to support the Company's continued growth and commercialization efforts.

Contractor expense increased $370,636, or 118.6%, primarily due to expanded engineering, software development, manufacturing support and operational consulting services required to support continued product development and Smart Store deployment activities.

Research and development expense increased $51,587, or 39.4%, reflecting continued investment in Smart Store technology, software enhancements, automation systems and product development initiatives.

Compensation expense increased $165,000, or 52.0%, reflecting higher executive compensation accruals during the quarter, while wage expense of $294,353 reflects the continued expansion of the Company's employee workforce to support manufacturing, engineering and corporate operations.

Insurance expense increased $129,247 due to expanded insurance coverage associated with the Company's growing operations and public company requirements. Regulatory and compliance expense of $94,125 was incurred during the current period as the Company continued to invest in SEC reporting, Nasdaq compliance and corporate governance.

Facilities lease and rent expense increased $70,842, transportation expense increased $59,295, legal and professional expense increased $49,930, depreciation expense increased $37,722, and utilities expense increased $13,829, reflecting the Company's continued investment in manufacturing capacity, technology infrastructure and operational expansion.

Advertising expense decreased $78,947, or 30.0%, primarily because the prior-year period included significant crowdfunding and investor awareness campaigns that did not recur during the current quarter.

Other operating expenses increased $79,220, or 96.6%, primarily due to higher payroll-related costs, repairs and maintenance, office expenses and other administrative costs incurred to support the Company's expanding operations.

Other expense decreased to $306,309 for the three months ended June 30, 2026, compared to $18,637,279 for the three months ended June 30, 2025, representing a decrease of $18,330,970, or approximately 98.4%.

The decrease was primarily attributable to the absence of the significant $18.5 million settlement expense recognized during the three months ended June 30, 2025, which related to the resolution of legacy legal and financing matters and did not recur in the current-year period.

During the three months ended June 30, 2026, other expense consisted primarily of $269,000 of settlement expense associated with current-period matters and $578,062 of interest expense offset by $540,753 of change in fair value of convertible debt.

The significant reduction in other expense reflects the non-recurring nature of the large settlement recorded in the prior-year period and resulted in substantially lower non-operating expenses during the three months ended June 30, 2026.

As a result of the foregoing, the Company reported a net loss of $10.5 million for the three months ended June 30, 2026, compared to a net loss of $20.5 million for the three months ended June 30, 2025. While operating expenses increased year over year, primarily due to non-cash share-based compensation and continued investment in the Company’s growth initiatives, the substantial reduction in settlement expense resulted in an overall improvement in net loss compared to the prior-year period.

For the six months ended June 30, 2026 and 2025

Revenues and cost of goods sold

The following table summarizes our revenue, cost of goods sold and gross profit for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Increase (Decrease)
Sales	$154,450	$513,615	$(359,165)
Cost of goods sold	363,391	330,217	33,174
Gross Profit	$(208,941)	$183,398	$(392,339)
Gross Margin	(135,3)%	35.7%	(171.0)%

Sales decreased $359,165, or 69.9%, to $154,450 for the six months ended June 30, 2026, compared to $513,615 for the same period in 2025. The decrease was primarily attributable to only product sales from the Company owned smart stores in 2026, and no revenue from smart store sales.

Cost of goods sold increased $33,174, or 10.0%, to $363,391 for the six months ended June 30, 2026, compared to $330,217 for the same period in 2025. The increase primarily reflects the obsolete inventory write off of $232,134.

Gross loss was $208,941 for the six months ended June 30, 2026, compared to gross profit of $183,398 for the same period in 2025. Gross margin was (135.3%) for the six months ended June 30, 2026, compared to 35.7% for the same period in 2025. The decline in gross margin was primarily attributable to lower sales volumes combined with higher direct operating costs incurred to support the Company's company-owned Smart Store operations and the obsolete inventory. As the Company continues to expand its commercial footprint, management expects gross margins to improve as revenues increase and fixed operating costs are leveraged over a larger sales base.

The following table summarizes our operating expenses for the six months ended June 30, 2026 and 2025:

Operating Expense	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Increase (Decrease)
Share-based compensation	$8,366,728	$7,913,639	$453,089
Contractors	1,407,942	778,377	629,565
Compensation	965,000	635,000	330,000
Advertising	825,369	404,363	421,006
Legal and professional	607,049	519,571	87,478
Research and development	271,318	432,371	(161,503)
Travel	476,278	183,449	292,829
Wages	318,103	—	318,103
Facilities lease and rent	315,327	176,288	139,039
Insurance	218,173	12,912	205,261
Regulatory and compliance	188,250	—	188,250

Depreciation	96,095	24,298	71,797
Utilities	70,920	36,360	34,560
Other operating expenses	307,732	138,407	169,325
Total Operating Expenses	$14,434,284	$11,255,035	$3,179,249

Operating expenses increased $3.2 million, or 28.2%, to $14.4 million for the six months ended June 30, 2026, compared to $11.3 million for the six months ended June 30, 2025. The increase was primarily attributable to continued investment in personnel, engineering, manufacturing, technology development and public company infrastructure to support the Company's continued growth and commercialization efforts.

Share-based compensation expense increased $453,089, or 5.7%, reflecting equity awards granted to employees, executives, directors and service providers during the period as part of the Company's long-term compensation strategy.

Excluding share-based compensation, operating expenses increased $2.7 million, primarily reflecting increased investments in personnel, manufacturing, engineering, commercialization activities and public company infrastructure.

Contractor expense increased $629,565, or 80.9%, primarily due to expanded engineering, software development, manufacturing support and operational consulting services required to support continued product development and Smart Store deployment activities.

Advertising expense increased $421,006, or 104.1%, reflecting increased marketing initiatives, customer acquisition efforts, brand awareness campaigns and promotional activities during the period.

Compensation expense increased $330,000, or 52.0%, reflecting higher executive compensation accruals during the period, while wage expense of $318,103 reflects the continued expansion of the Company's employee workforce to support manufacturing, engineering and corporate operations.

Travel expense increased $292,829, or 159.6%, primarily due to increased business development, customer meetings, manufacturing activities and corporate travel associated with the Company's expanding operations.

Insurance expense increased $205,261 due to expanded insurance coverage associated with the Company's growing operations and public company requirements. Regulatory and compliance expense of $188,250 was incurred during the current period as the Company continued to invest in SEC reporting, Nasdaq compliance and corporate governance.

Facilities lease and rent expense increased $139,039, legal and professional expense increased $87,478, depreciation expense increased $71,797, and utilities expense increased $34,560, reflecting the Company's continued investment in manufacturing capacity, technology infrastructure and operational expansion.

Research and development expense decreased $161,053, or 37.2%, primarily due to the completion of certain engineering and product development initiatives during the prior-year period and a shift in resources toward commercialization and deployment activities.

Other operating expenses increased $169,326, or 122.3%, primarily due to higher payroll-related costs, repairs and maintenance, office expenses and other administrative costs incurred to support the Company's expanding operations.

Other expense decreased to $12,455,853 for the six months ended June 30, 2026, compared to $18,806,877 for the six months ended June 30, 2025, representing a decrease of $6,351,024, or approximately 33.8%.

The decrease was primarily attributable to the absence of the significant $18.5 million settlement expense recognized during the six months ended June 30, 2025, which related to the resolution of legacy legal and financing matters and did not recur in the current-year period. This decrease was partially offset by a significant increase in interest expense, which rose to $11.8 million during the six months ended June 30, 2026, from $228,033 in the prior-year period, primarily due to interest recognized on the Company's financing arrangements. In addition, the Company recognized a $391,442 loss from the change in the fair value of its convertible note liability during the current-year period, compared to $65,414 in the prior-year period. The Company also recorded $269,000 of settlement expense during the current-year period related to current-period matters.

Overall, the reduction in other expense reflects the non-recurring nature of the substantial settlement charge recognized in the prior-year period, partially offset by higher financing costs associated with the Company's capital structure during the six months ended June 30, 2026.

As a result of the foregoing, the Company reported a net loss of $27.1 million for the six months ended June 30, 2026, compared to a net loss of $29.9 million for the six months ended June 30, 2025. While operating expenses increased year over year, primarily due to continued investment in the Company’s growth initiatives, including higher contractor, advertising, personnel and public company operating costs, as well as non-cash share-based compensation, the significant reduction in settlement expense partially offset by higher interest expense resulted in an overall improvement in net loss compared to the prior-year period.

Liquidity and Capital Resources

June 30, 2026

As of June 30, 2026 we had negative working capital of $1,770,578 comprised of $2,563,439 in cash, $2,447,132 in inventory, $724,663 in prepaid expenses, $48,637 in sales tax receivable, $2,000 in security deposit – current offset by $929,565 in accounts payable and accrued expenses, $2,100,000 in loan payable – related party, $2,457,647 in accrued payroll and compensation, $1,500,000 in deferred revenue, $326,247 in current operating lease liability, $162,000 in customer deposits, $72,366 in interest payable - current and sales tax payable of $8,624.

Non-current assets included $1,343,264 in property and equipment, net, $844,867 in right of use asset, and $143,667 in security deposits.

Non-current liabilities consisted of $614,091 in right of use liability.

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

For the six months ended June 30, 2026

We used $10,605,330 of cash in operating activities, which was primarily attributable to our net loss of $27,099,078, adjusted for $11,300,000 of non-cash interest expense related to the extension of convertible notes, $8,366,728 in share-based compensation, $932,195 related to the change in fair value of convertible debt, $142,322 in depreciation and amortization expense, $343,160 in accrued payroll and compensation, $213,236 in accounts payable and accrued expenses and $62,838 of change in operating right-of-use assets, $1,785 in sales tax payable offset by $2,550,930 in settlement payments related to a promissory note, $1,425,185 in inventory, $476,631 in prepaid expenses, $148,331 in interest payable, $113,056 of change in operating lease liabilities, $64,101 in security deposits, $48,637 in sales tax receivable, and $41,645 in customer deposits.

We used $210,508 of cash in investing activities relating to purchases of property and equipment.

We generated $13,289,643 of cash from financing activities, including $18,865,000 in proceeds from warrant issuances, $1,100,000 in proceeds from related party notes and $300,012 in proceeds from stock purchase agreements, offset by $5,509,144 in repayments of convertible notes and $1,466,225 in payment of offering costs.

For the six months ended June 30, 2025

We used $1,552,968 of cash in operating activities which was primarily attributable to our net loss from continuing operations of $29,878,514 including $18,513,430 in settlement expense, $7,913,639 in share based compensation, $1,749,000 in deferred revenue, $685,072 of change in operating right of use liability, $404,000 in accrued payroll and compensation, $200,689 in interest payable, $65,414 of unrealized loss on convertible debt, $40,100 in sales tax payable, $27,952 in depreciation expense, offset by $741,398 of change in operating right of use asset, $179,095 in inventory, $150,272 in accounts payable and accrued expenses, $88,704 in deferred offering cost, $59,281 in prepaid expenses and $55,000 in security deposits.

We used $483,154 in investing activities for the six months ended June 30, 2025 relating to the assembly of both our LAX Metro flagship company owned store and our National Automatic Merchandising Association (NAMA) display store.

We generated $4,371,050 of cash from financing activities consisting of $3,500,000 in proceeds from warrant issuance, crowdfunding, $650,000 proceeds from convertible debt and $221,050 in proceeds from crowdfunding.

The Company currently expects external financing to remain its primary source of liquidity in the near term. Management is pursuing additional capital through equity and debt financing, including investments from existing and new investors. As commercialization progresses, the Company expects direct Smart Store sales and recurring SaaS and related service revenue to become increasingly significant sources of liquidity. The Company's ability to reduce its reliance on external financing will depend on the timing and level of Smart Store sales, deployment activity and the commercialization of its recurring revenue offerings.

Future Outlook

We have historically funded our operations and development activities primarily through debt and equity financing and, to a lesser extent, crowdfunding initiatives. In the near term, we expect to continue to rely primarily on capital raising activities to fund operations and execute our commercialization strategy. We are pursuing additional equity and debt financing from existing and new investors.

As our commercialization efforts progress, we expect our sources of liquidity to evolve. We anticipate that direct Smart Store sales will become an increasingly important source of operating cash flow, followed by recurring SaaS, maintenance and related service revenue as our installed customer base grows. If these revenue streams develop as anticipated, we expect our relative reliance on external capital raising to decrease over time. However, the timing and amount of these revenues remain uncertain, and we expect to require additional external financing until operating cash flows are sufficient to support our operations.

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

As of June 30, 2026, we had $2,563,439 in cash. We expect our operating cash requirements, capital expenditures, and contractual obligations including $929,565 in accounts payable and accrued expenses, $205,680 in lease payments, $72,366 in interest payable and $2,500,000 estimated in contractor and production payments will total $3,707,611 over the next 12 months. Based on our current cash position and forecasted operating cash outflows, we will not have sufficient cash to fund these requirements. We are pursuing additional financing through equity and debt issuances to fuel long term growth in meeting the demand for our stores. Longer term, we anticipate ongoing funding needs to support growth and expansion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from April 11, 2026, through June 30, 2026 (the “Reporting Period”), we issued the following unregistered securities. Unless otherwise indicated, share amounts are presented on an as-issued basis.

Issuances for Services Rendered (Section 4(a)(2))

During the three months ended June 30, 2026, we issued an aggregate of 5,335,000 shares of our common stock to consultants and other service providers as consideration for bona fide services. The shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

The resale of certain of these shares was subsequently registered pursuant to a registration statement on Form S-1, which became effective on July 10, 2026.

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

VenHub Global, Inc.

Date: August 12, 2026	By:	/s/ Shahan Ohanessian
	Name:	Shahan Ohanessian
	Title:	Principal Executive Officer

VenHub Global, Inc.

Date: August 12, 2026	By:	/s/ Matt Hidalgo
	Name:	Matt Hidalgo
	Title:	Principal Financial and Accounting Officer